Form 10-Q
period 1993-12-31
TRIAD SYSTEMS CORP
filed 1994-02-11
CIK 313867

CIK: 0000313867





               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                              Form 10-Q


(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1993

                               OR

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



                  Commission File Number 0-9505


                  TRIAD SYSTEMS CORPORATION
     (Exact name of registrant as specified in its charter)


       Delaware                                 94-2160013
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



           3055 Triad Drive, Livermore, California 94550
              (Address of principal executive offices)


Registrant's telephone number, including area code: (510) 449-0606



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes    X       No
                                                ----         ----


As of December 31, 1993, the registrant had issued and outstanding 12,699,000 shares of common stock - $.001 par value, of which 162,000 shares were held in treasury.






                  TRIAD SYSTEMS CORPORATION
                 QUARTERLY REPORT FORM 10-Q



                          INDEX


                                                          Page No.

Part 1. Financial Information


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
         December 31, 1993 and September 30, 1993              1

        Condensed Consolidated Statements of Income
         for the Three Month Periods Ended
         December 31, 1993 and 1992                            2

        Condensed Consolidated Statements of Cash
         Flows for the Three Month Periods Ended
         December 31, 1993 and 1992                            3

        Notes to Condensed Consolidated Financial
         Statements                                           4-7


Item 2. Management's Discussion and Analysis of Results
         of Operations and Financial Condition               8-11


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                    12-13

Signatures                                                    14

Exhibit 11                                                    15



                        PART 1 FINANCIAL INFORMATION

                          TRIAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              At December 31, 1993 and September 30, 1993

                                        December 31, September 30,
                                            1993          1993
                                        ------------ -------------
                                        (Unaudited)  (as restated)
                                        ------------ -------------
                                           (Amounts in thousands)
ASSETS
Current assets
  Cash and equivalents                     $  6,573      $  8,250
  Receivables                                11,202        10,081
  Investment in leases                        5,664         5,874
  Inventories
    Purchased parts                           2,743         2,607
    Work in process                             390           617
    Finished goods                            3,180         3,343
                                            --------      --------
        Inventories                           6,313         6,567
  Prepaid expenses and other current
   assets                                     4,970         5,097
                                            --------      --------
        Current assets                       34,722        35,869

Service parts                                 2,466         2,104
Property, plant and equipment, net of
  accumulated depreciation and
  amortization of $26,146 at
  December 31, 1993 and $25,331 at
  September 30, 1993                         26,033        26,389
Long-term investment in leases               22,766        24,306
Other assets                                 18,430        17,344
Land for resale                              25,390        25,367
                                            --------      --------
        Total assets                       $129,807      $131,379
                                            ========      ========

LIABILITIES
Current liabilities
  Notes payable and current portion of
   long-term debt                          $  3,733      $  2,971
  Accounts payable                            7,258         9,210
  Accrued employee compensation               6,610         7,348
  Deferred income taxes                       3,905         3,872
  Other current liabilities and accrued
   expenses                                  10,511        10,170
                                            --------      --------
        Current liabilities                  32,017        33,571

  Long-term debt                             67,787        69,381
  Other liabilities                           4,654         4,421
  Deferred income taxes                      21,074        20,892
                                            --------      --------
        Total liabilities                   125,532       128,265
                                            --------      --------

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock
    $.01 par value; authorized 1,000,000
    shares; issued and outstanding
    1,000,000 shares at December 31, 1993
    and September 30, 1993;                      10            10
    liquidation value $20 million
  Common stock
    $.001 par value; authorized
    50,000,000 shares; issued and
    outstanding 12,699,000 at
    December 31, 1993 and 12,611,000
    at September 30, 1993                        13            13
  Treasury stock                               (782)         (592)
    162,000 shares at December 31, 1993
     and 127,000 shares
     at September 30, 1993
  Capital in excess of par                   28,325        27,626
  Accumulated deficit                       (23,291)      (23,943)
                                            --------      --------
        Stockholders' equity                  4,275         3,114
                                            --------      --------
        Total liabilities and
         stockholders' equity              $129,807      $131,379
                                            ========      ========

       The accompanying notes are an integral part of these
                     financial statements.


                    TRIAD SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    For the Three Month Periods Ended December 31, 1993 and 1992
                        (Unaudited)


                                               Three Months Ended
                                                   December 31,
                                               -------------------
                                                1993         1992
                                             --------     --------

                      (Amounts in thousands except per share data)
Revenues
  Services                                  $ 20,554     $ 19,582
  Systems                                     14,398       12,691
  Finance                                      2,524        1,887
                                             --------     --------
      Total revenues                          37,476       34,160

Costs and expenses
  Services                                    12,039       11,532
  Systems                                      6,725        6,323
  Marketing and finance                        9,961        9,158
  Product development                          2,212        1,815
  General and administrative                   2,578        2,404
  Other operating expense                        319          220
                                             --------     --------
      Total costs and expenses                33,834       31,452

      Operating income                         3,642        2,708

Interest expense                               1,924        1,944
Other expense                                     34           81
                                             --------     --------

      Income before provision for
       income taxes                            1,684          683

Provision for income taxes                       640          273
                                             --------     --------

      Net income                            $  1,044     $    410
                                             ========     ========


Earnings per share
  Primary
    Net income                              $    .06     $    .03
    Weighted average shares                   17,422       16,970
  Fully diluted
    Net income                              $    .06     $    .03
    Weighted average shares                   17,422       17,004





         The accompanying notes are an integral part of these
                     financial statements.




                       TRIAD SYSTEMS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the Three Month Periods Ended December 31, 1993 and 1992
                             (Unaudited)
                                               Three Months Ended
                                                   December 31,
                                              --------------------
                                               1993          1992
                                              ------        ------
                                             (Amounts in thousands)

Cash flows from operating activities
  Net income                                $  1,044     $    410
  Adjustments to reconcile net income
   to net cash used in operating
   activities
    Depreciation and amortization              2,161        2,093
    Receivable and inventory loss provisions   1,730        1,343
    Gains from lease discounting              (1,419)      (1,018)
    Other                                        582         (258)
    Changes in assets and liabilities
      Trade accounts receivable               (1,600)        (365)
      Investment in leases                    (2,225)         899
      Inventories                               (112)        (420)
      Deferred income taxes                      215         (162)
      Prepaid expenses and other current
       assets                                    (34)        (674)
      Accounts payable                        (1,952)      (3,255)
      Accrued employee compensation             (738)      (1,034)
      Other current liabilities and accrued
       expenses                                  323          783
                                             --------     --------

  Net cash used in operating activities       (2,025)      (1,658)

Cash flows from investing activities
  Investment in leases                       (10,384)      (9,938)
  Investment in property, plant and
   equipment                                    (502)        (435)
  Other                                       (2,587)      (1,749)
                                             --------     --------

  Net cash used in investing activities      (13,473)     (12,122)

Cash flows from financing activities
  Proceeds from issuance of debt              10,050       10,700
  Proceeds from lease discounting             14,689        9,064
  Proceeds from sale of common stock             482          440
  Purchase of treasury stock                    (190)         ---
  Repayment of debt                          (11,010)      (9,537)
  Dividends paid                                (200)         ---
  Other                                          ---          (94)
                                             --------     --------

        Net cash provided by financing
         activities                           13,821       10,573

Net decrease in cash and equivalents          (1,677)      (3,207)
Beginning cash and equivalents                 8,250        5,482
                                             --------     --------

Ending cash and equivalents                 $  6,573     $  2,275
                                             ========     ========

Supplemental disclosures of cash flow
 information
   Cash paid during the period for
     Interest                               $  1,048     $  1,080
     Income Taxes                                142           36


     The accompanying notes are an integral part of these
                      financial statements.






             TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (December 31, 1993 and 1992 - Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1993, and the results of operations and cash flows, for the three month periods ended December 31, 1993 and 1992. The results of operations for the three month periods ended December 31, 1993, are not necessarily indicative of the results to be expected for the full year. The September 30, 1993 audited Balance Sheet was restated to reflect the adoption of FAS 109 and the associated change in accounting for income taxes. The current Balance Sheet does not include all disclosed requirements under GAAP and should be read in conjunction with the September 30, 1993 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad System Financial Corporation ("Triad
    Financial") and its subsidiary after elimination of intercompany accounts and transactions. Financial information relating to Triad Financial is presented in Note 4.

3. Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options and the assumed conversion of the preferred stock and exercise of warrants. Dilution from common equivalents has been futher adjusted under the modified treasury stock method.


  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of Triad Financial at December 31, 1993 and September 30, 1993, and for the three month periods ended December 31, 1993 and 1992, follows:


          TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS
               at December 31, 1993 and September 30, 1993

                                        December 31, September 30,
                                            1993         1993
                                        ------------ -------------
                                        (Unaudited)

Assets                                    (Amounts in thousands)

Cash                                       $    210      $    171
Net investment in leases                     28,430        30,180
Residual value retained on leases
 discounted                                   4,423         4,163
Receivable from parent company               20,733        17,179
Other assets                                  3,020         2,870
                                            --------      --------
                                           $ 56,816      $ 54,563
                                            ========      ========

Liabilities and Stockholder's Equity

Other liabilities and accrued expenses     $  8,580      $  7,382
Deferred income                               1,660         1,554
Debt                                          2,882         3,249
Stockholder's equity                         43,694        42,378
                                            --------      --------
                                           $ 56,816      $ 54,563
                                            ========      ========


           TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      For the Three Month Periods Ended December 31, 1993 and 1992
                               (Unaudited)
                                               Three Months Ended
                                                  December 31,
                                              --------------------
                                               1993          1992
                                              ------        ------
                                             (Amounts in thousands)

Revenues                                   $  2,524      $  1,887

Selling and administrative expenses             545           487
Provision for doubtful accounts and
 revaluation charges                            579           527
                                            --------      --------
    Operating income                          1,400           873

Intercompany income                             617           715

                                            --------      --------
    Income before taxes                       2,017         1,588

Provision for income taxes                      767           635
                                            --------      --------
    Net income                             $  1,250      $    953
                                            ========      ========



5.  The Company adopted FAS 109 in the quarter ended
    December 31, 1993, the effects of which were applied retroactively to October 1, 1992 (fiscal year 1993). The financial statements for fiscal year 1993 have been restated to reflect the change in accounting for income taxes.

    The cumulative effect of the accounting change on deferred taxes as of the beginning of fiscal year 1993 was not material. The income tax provision for the fiscal year ended September 30, 1993 increased $800,000 ($.04 per share) as a result of the federally legislated corporate income tax rate change in August 1993.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as restated are:

(Amounts in thousands)                         September 30, 1993
                                               ------------------
  Deferred tax liabilities
   Current
    Lease financing                                     $6,562
    Inventory reserves                                  (1,219)
    Other                                               (1,471)
                                                       --------
  Total Current                                          3,872
                                                       --------

  Noncurrent
   Lease financing                                      29,514
   Depreciation                                         (1,663)
   General business credits                             (2,811)
   Alternative minimum tax credits                      (3,922)
   Other                                                  (226)
                                                       --------
  Total Noncurrent                                      20,892
                                                       --------

  Total deferred tax liabilities                      $ 24,764
                                                       ========



  Provision for Income Taxes.

  (Amounts in thousands)                                  1993
                                                         ------
  Current
   Federal                                            $  1,578
   State                                                   500
   Foreign                                                  53
                                                       --------
  Current provision                                      2,131
                                                       --------

  Deferred
   Federal                                                 695
   State                                                   233
   Foreign                                                  22
                                                       --------
   Deferred provision                                      950
                                                       --------

  Provision for income taxes                          $  3,081
                                                       ========

The Company's effective tax rate from operations differs from the U.S. statutory income tax rate as restated below:

                                                          1993
                                                         ------
  U.S. statutory income tax rate                          35.0%
  State taxes, net of Federal income tax benefit           5.9%
  Foreign income tax benefit                               1.0%
  Favorable tax settlements on prior years               -15.2%
  Federal statutory income tax rate effect of FAS 109      9.8%
  Other                                                    1.3%
                                                       --------

                                                          37.8%
                                                       ========

  Deferred Tax Provision.

  (Amounts in thousands)                                  1993

  Depreciation                                           ($165)
  Direct financing leases                                1,051
  Software capitalization                                  328
  General business credits applied                        (776)
  Inventory reserves                                       239
  Other                                                    273
                                                       --------

  Total deferred tax provision                            $950
                                                       ========




TRIAD SYSTEMS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary

Net income for the first quarter of fiscal 1994 was $1 million ($.06 per share) compared with $.4 million ($.03 per share) in the same period a year ago. The improvement resulted primarily from a $2.4 million increase in gross margin resulting from a 10% increase in total revenues, which were the highest for any first quarter in the Company's history. Services revenues alone contributed $1 million of this growth as subscriptions to Triad database information services continue to gain momentum. Retail Hardgoods revenues increased $.1 million over the first quarter of last year to finish at $5.9 million, while Service Dealer revenues had a record-setting quarter by posting a 125% increase over the same period of the prior year.




                                           Percentage of Revenues
                                        For the Three Months Ended
                                                 December 31,
                                        --------------------------
                                              1993         1992


Revenues                                     100.0%       100.0%
Costs and expenses
    Costs of services and systems             50.0         52.3
    Marketing and financing                   26.6         26.8
    Product development                        5.9          5.3
    General and administrative                 7.7          7.6
    Other operating expenses                   0.1          0.1
Operating income                               9.7          7.9
    Interest and other expense                 5.2          5.9
Income before provision for income taxes       4.5          2.0
Provision for income taxes                     1.7          0.8
Net income                                     2.8          1.2


Revenues

First quarter revenues increased 10% to $37.5 million from prior first quarter revenues of $34.2 million. Services revenues increased 5% to $20.6 million with Information Services enjoying the largest growth, a 19% increase over the same period of the prior year. Systems revenues were $14.4 million, a 13% increase over the $12.7 million of the first quarter of last year. Automotive Division revenues showed significant gains by posting a $1.6 million or 24% increase to $8.4 million over the first quarter of 1993. This growth is primarily attributed to a 125% increase in Service Dealer revenues resulting from Triad's penetration into this new market. Retail Hardgoods also showed an increase with revenues of $5.9 million, $.1 million over the same period of the prior year. Finance revenues increased $.6 million to $2.5 million as compared to the corresponding period of the prior year. The increase in Finance revenues is the result of several factors including a larger lease portfolio which is primarily attributed to a $3.1 million portfolio acquisition by Triad's United Kingdom Subsidiary in the fourth quarter of last year.


                             Services

Revenues from recurring monthly services, including both
Information Services and Customer Services, improved to $20.6 million as compared to $19.6 million during the same period last year. Information Services revenues increased 19% to $5.7 million, the fifth consecutive quarter of higher revenues.

The increases in Information Services revenues were due to improved Electronic Catalog product revenues of 21% in the quarter as compared to the same period of the prior year. Recurring revenues from the Electronic Catalog product delivered with LaserCat and ServiceCat workstations continue to build momentum and provide the revenue improvement. Telepricing revenues remained stable at $1.3 million.

Customer Services margins increased 1% to 38% while revenues remained relatively flat at approximately $14 million during the quarter as compared to the corresponding period of the prior year. These revenues, which reflect 1993's introduction of alternative programs and reduced fees, are expected to increase slightly in the future as Retail Hardgoods and Service Dealer customer bases expand.

Triad's Business Products unit, which provides computer forms and supplies to Triad's customers, generated a 28% increase to $.9 million in revenues compared to prior year. This increase is attributed to an increasing Triad customer base.


                           Products

Revenues from the more mature Automotive market increased dramatically to $8.4 million, 24% over the $6.8 million during the same period last year. This increase is primarily the result of the favorable market response to the PRISM(TM) A product introduced in the fourth quarter of 1993. The PRISM A product allows increased flexibility in tailoring database applications to meet changing needs. Automotive gross margins have improved significantly over the first quarter as a result of the PRISM A product introduction.

Retail Hardgoods Division revenues rose 2% to $5.9 million over the first period of the prior year. This is primarily the result of a $.4 million increase in upgrade revenues as customers expanded to the Eagle product line. Additionally, Triad's Advantage Program, which encourages joint efforts to automate retail hardgoods stores, has increased the customer base. Since inception, this successful program has added several industry leaders as cooperatives. The company continues to market systems to members of the national hardware wholesale operations, including Cotter & Co. (True Value), ACE, Servistar and HWI.


                            Finance

Finance revenues generated by Triad Systems Financial Corporation ("Triad Financial") were $2.5 million, a 34% increase from the same quarter last year. This is attributed to a $5 million increase in discounting activity which resulted primarily from customers that refinanced existing leases with their new equipment purchases. Additionally, the higher portfolio balance produced increased lease income of $.3 million.



Costs and Expenses

Product gross margins as a percent of system sales were 52.7%, up
2.6% from prior year same quarter levels. This improvement is attributed to a higher software content in the product mix resulting from PRISM A upgrades sold to existing customers.

Services gross margins as a percent of revenues were 42.2%, up 1.1% from prior year same quarter levels. This improvement is the result of a four fold increase in sales of higher margin Service Dealer products.

Marketing and finance expenses were $10.0 million, 8.7% higher than the first quarter of last year. These expenses as a percentage of revenues have remained relatively consistent at 27% despite significant investments in the Service Dealer and Hardgoods sales forces.

Product development expenditures before capitalization of software were $2.9 million, a 6.4% increase from the first quarter of last year. This increase is primarily attributed to the Company's commitment to investing in growth market opportunities such as Point of Sale (POS) data products. Product development expense was $2.2 million, 21.9% higher than last year, due to reduced software capitalization.

General and administrative expenses were $2.9 million, 10.4% higher than the first quarter of last year. This is primarily attributed to increased litigation expenses as a result of the ongoing effort to protect the Company's intellectual property rights and higher employee costs.

Interest expense during the first quarter of fiscal 1994 has remained flat at $1.9 million as compared to the same period in the prior year.



Financial Condition

Cash used in operations was $2.0 million compared to $1.7 million in the same quarter of the prior year.

Triad Financial financed 63% of domestic Triad systems sales during the quarter, consistent with the prior year first quarter. Limited and full-recourse discounting agreements are maintained with banks and lending institutions. At December 31, 1993 the portfolio available for discounting was $20.5 million and commitments for $48.1 million in discounting lines were available. Triad Financial received $14.7 million from discounting leases in the first quarter. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment.

The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. The Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, during the quarter with the effects being applied retroactively to October 1, 1992 (fiscal year
1993). This adoption resulted in significant balance sheet reclassifications; however, applicable restrictive covenants contained in the discounting agreements adjust to offset the impact of accounting changes. Therefore, the Company's ability to comply with these debt covenants has not been affected.

The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Capital equipment expenditures were $.5 million during the first quarter. There were no material capital commitments at December 31, 1993.

Management believes that available cash resources, together with the Company's borrowing capacity, are adequate to provide funds to finance foreseeable needs.




                   PART II OTHER INFORMATION

Items 1-5. Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit Index for December 31, 1993
Exhibit                                                 Sequentially
Number                                                  Numbered Page

10.1  Triad Systems Corporation Amended and Restated
      1982 Stock Option Plan as amended on October 22,
      1993, incorporated by reference from Exhibit
      10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.2 Form of Indemnification Agreement, incorporated by reference from Exhibit 10.4 to the Company's
      Registration Statement on Form S-2
      (File No. 33-2966) filed July 3, 1989 (the "1989
      Form-2 Registration Statement").

10.3  Nonqualified Stock Option Agreement between the
      Company and James R. Porter dated January 13,
      1987, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2 Registration Statement,
      (File No. 33-13599) (the "1987 Company's Form S-2
      Registration Statement").

10.4 Development Agreement between the Company and the City of Livermore dated December 2, 1985, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2 Registration Statement.

10.5  Subdivision Improvement Agreement between the
      Company and the City of Livermore dated
      December 2, 1985, incorporated by reference from Exhibit 10.7 to the 1987 Form S-2
      Registration Statement.

10.6  Mortgage between Variable Annuity Life
      Insurance Company and 3055 Triad Drive dated
      August 23, 1988, incorporated by reference from Exhibit 10.6 to the Company's Annual
      Report on Form 10-K for the fiscal year ended
      September 30, 1988 (the "1988 Form 10-K").

10.7 Nonqualified Stock Option Agreement between the Company and James R. Porter dated as of February 17, 1987, incorporated by reference from Exhibit 10.7 of the 1988 Form 10-K.

10.8  Nonqualified Stock Option Agreement between the
      Company and James R. Porter dated November 12,
      1988, incorporated by reference from Exhibit
      10.8 of the 1988 Form 10-K.

10.9  Triad Systems Corporation 1990 Stock Option
      Plan as amended on October 22, 1993,
      incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.10 Triad Systems Corporation Amended and Restated
      Outside Directors Stock Option Plan, incorporated by reference from Exhibit 10.10 to the Company's
      Annual Report on Form 10-K for the fiscal year ended September 10, 1991.

10.11 Revolving Credit Loan Agreement dated as of
      June 30, 1992, as amended, between the Company and Plaza Bank of Commerce, incorporated by reference from Exhibit 10.3 to the Company's
      Current Report on Form 8-K filed August 17, 1992.

10.12 Unit Purchase Agreement dated as of July 2, 1992, between the Company, Richard C. Blum &
      Associates, Inc. and certain purchasers, together with the First Amendment to Unit
      Purchase Agreement dated as of August 3, 1992, and the form of irrevocable Proxy, incorporated by reference from Exhibit 10.4 to the Company's
      Current Report on Form 8-K filed August 17, 1992.

10.13 Unit Certificate evidencing Units to purchase
      Preferred Stock and Warrants, together with Form of Warrant Certificate, attached as Exhibit A thereto, incorporated by reference from Exhibit
      3.2 to the Company's Current Report on Form 8-K filed August 17, 1992.

10.14 Registration Rights Agreement between the Company and certain purchasers under the Unit Purchase
      Agreement dated as of August 3, 1992,
      incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed
      August 17, 1992.

10.15 Grant Agreement between the Industrial
      Development Authority and Triad Systems Ireland
      Limited, Triad Systems Corporation and Tridex
      Systems Limited and related agreements,
      incorporated by reference from Exhibit 10.15 to the 1992 Form S-4 Registration Statement.

10.16 Cancellation of Development Agreement between the Company and the City of Livermore dated
      July 15, 1993, incorporated by reference from
      Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
      September 30, 1993.

10.17 Amended and Restated Subdivision Improvement
      Agreement between the Company and the City of Livermore dated May 12, 1993, incorporated by reference from Exhibit 10.17 to the Company's
      Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

11.1  Computation of Net Income per share.                      15

      (b)  Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended, December 31, 1993.




                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the principal financial officer of the Registrant.





                                   TRIAD SYSTEMS CORPORATION
                                   -------------------------
                                          (Registrant)




Date  February 10, 1994                /s/ Jerome W. Carlson
     -------------------            ----------------------------
                                           Jerome W. Carlson,
                                        Vice President, Finance
                                    (Principal Financial Officer)


                         EXHIBIT 11.1

                 TRIAD SYSTEMS CORPORATION

           COMPUTATION OF EARNINGS PER SHARE
  For the Three Month Periods Ended December 31, 1993 and 1992




                                                Three Months Ended
                                                   December 31,
                                                 1993        1992
                                                 ----        ----
                      (Amounts in thousands except per share data)


Calculation of number of shares
 entering into computation

Weighted average shares outstanding            15,740      14,990

Net effect of dilutive stock options based
 on the average stock prices                    1,682       1,980
                                              --------    --------

Average primary shares outstanding             17,422      16,970

Net effect of dilutive stock options and
 rights based on the ending stock price           ---          34
                                              --------    --------

Average fully diluted shares outstanding       17,422      17,004
                                              ========    ========



Net Income                                   $  1,044    $    410

  Adjustment for dilution
  Interest on debt and amortization of
   debt costs, net of income taxes                 35          32
                                              --------    --------

Net income available for primary and
 fully diluted shares                        $  1,079    $    442
                                              ========    ========


Earnings per share
    Primary                                  $    .06    $    .03
    Fully diluted                            $    .06    $    .03