Form 10-Q
period 1994-03-31
TRIAD SYSTEMS CORP
filed 1994-05-12
CIK 313867

CIK: 0000313867





                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-Q


(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994

                                  OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



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


As of March 31, 1994, the registrant had issued and outstanding
12,962,000 shares of common stock - $.001 par value, of which 182,000 shares were held in treasury.






                      TRIAD SYSTEMS CORPORATION
                      QUARTERLY REPORT FORM 10-Q



                                INDEX


                                                          Page
No.

Part 1. Financial Information


Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at
      March 31, 1994 and September 30, 1993                     1

    Condensed Consolidated Statements of Income for the
      Three and Six Month Periods Ended March 31, 1994
      and 1993                                                  2

    Condensed Consolidated Statements of Cash Flows for
      the Six Month Periods Ended March 31, 1994 and 1993       3

    Notes to Condensed Consolidated Financial Statements      4-5


Item 2. Management's Discussion and Analysis of Results
    of Operations and Financial Condition                    6-10


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                    11-12

Signatures                                                     13

Exhibit 11.1                                                   14

















                        PART 1 FINANCIAL INFORMATION

                          TRIAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    At March 31, 1994 and September 30, 1993

                                          March 31, September 30,
                                            1994        1993
                                        ----------- -------------
                                        (Unaudited) (as restated)
                                        ----------- -------------

ASSETS                                     (Amounts in thousands)
Current assets
  Cash and equivalents                    $  6,729      $  8,250
  Receivables                               11,514        10,081
  Investment in leases                       6,232         5,874
  Inventories
    Purchased parts                          2,137         2,607
    Work in process                            376           617
    Finished goods                           2,833         3,343
                                           --------      --------
       Inventories                           5,346         6,567
  Prepaid expenses and other current
   assets                                    5,829         5,097
                                           --------      --------
       Current assets                        35,650        35,869

Service parts                                2,532         2,104
Property, plant and equipment, net of
  accumulated depreciation and
  amortization of $26,985 at March 31,
  1994 and $25,331 at September 30, 1993    26,122        26,389
Long-term investment in leases              23,105        24,306
Other assets                                19,105        17,344
Land for resale                             25,410        25,367
                                           --------      --------
         Total assets                     $131,924      $131,379
                                           ========      ========

LIABILITIES
Current liabilities
  Notes payable and current portion
   of long-term debt                      $  3,896      $  2,971
  Accounts payable                           9,313         9,210
  Accrued employee compensation              7,140         7,348
  Deferred income taxes                      3,905         3,872
  Other current liabilities and
   accrued expenses                          9,000        10,170
                                           --------      --------
        Current liabilities                 33,254        33,571

  Long-term debt                            66,991        69,381
  Other liabilities                          4,682         4,421
  Deferred income taxes                     21,505        20,892
                                           --------      --------
        Total liabilities                  126,432       128,265
                                           --------      --------

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock
    $.01 par value; authorized 1,000,000
     shares; issued and outstanding
     1,000,000 shares at March 31, 1994
     and September 30, 1993;
     liquidation value $20 million              10            10
  Common stock
    $.001 par value; authorized
     50,000,000 shares; issued and
     outstanding 12,962,000 at
     March 31, 1994 and 12,611,000
     at September 30, 1993                      13            13
  Treasury stock
    182,000 shares at March 31, 1994
     and 127,000 shares at
     September 30, 1993                       (882)         (592)
  Capital in excess of par                  28,735        27,626
   Accumulated deficit                     (22,384)      (23,943)
                                           --------      --------
        Stockholders' equity                 5,492         3,114
                                           --------      --------
        Total liabilities and
         stockholders' equity             $131,924      $131,379
                                           ========      ========

      The accompanying notes are an integral part of these
                     financial statements.





                     TRIAD SYSTEMS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 For the Three and Six Month Periods Ended March 31, 1994 and 1993
                           (Unaudited)


                            Three Months Ended   Six Months Ended
                                  March 31,           March 31,
                              ----------------   ----------------
                                1994     1993      1994     1993
                              -------  -------   -------  -------
                                    (Amounts in thousands except
                                          per share data)
Revenues
  Services                   $20,973  $19,881   $41,527  $39,463
  Systems                     17,250   14,515    31,648   27,206
  Finance                      2,338    2,577     4,862    4,464
                              -------  -------   -------  -------
    Total revenues            40,561   36,973    78,037   71,133

Costs and expenses
  Services                    13,026   11,937    25,065   23,469
  Systems                      7,994    6,845    14,719   13,168
  Marketing and finance       10,647    9,610    20,608   18,768
  Product development          1,976    2,220     4,188    4,035
  General and administrative   2,789    2,470     5,367    4,891
  Other operating (income)
   expense                        (3)     335       316      538
                              -------  -------   -------  -------
    Total costs and expenses  36,429   33,417    70,263   64,869

    Operating income           4,132    3,556     7,774    6,264

Interest expense               1,844    1,961     3,768    3,905
Other expense                     37       50        71      131
                              -------  -------   -------  -------

    Income before provision
     for income taxes          2,251    1,545     3,935    2,228

Provision for income taxes       855      618     1,495      891
                              -------  -------   -------  -------

    Net income               $ 1,396  $   927   $ 2,440  $ 1,337
                              =======  =======   =======  =======


Earnings per share
  Primary
    Net income               $   .08  $   .06   $   .14  $   .08
    Weighted average shares   17,425   16,967    17,424   16,969
  Fully diluted
    Net income               $   .08  $   .06   $   .14  $   .08
    Weighted average shares   17,425   16,967    17,424   16,986



     The accompanying notes are an integral part of these
                       financial statements.





                      TRIAD SYSTEMS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Month Periods Ended March 31, 1994 and 1993
                            (Unaudited)
                                                 Six Months Ended
                                                      March 31,
                                               -------------------
                                                  1994       1993
                                               --------   --------

                                            (Amounts in thousands)
Cash flows from operating activities
  Net income                                  $  2,440   $  1,337
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Depreciation and amortization                4,171      4,119
    Receivable and inventory loss
     provisions                                  3,817      3,148
    Gains from lease discounting                (2,648)    (2,627)
    Other                                          684       (328)
    Changes in assets and liabilities
      Trade accounts receivable                 (2,724)      (490)
      Investment in leases                      (4,101)    (2,232)
      Inventories                                  474        129
      Deferred income taxes                        646         70
      Prepaid expenses and other current
       assets                                     (571)      (474)
      Accounts payable                             103     (3,793)
      Accrued employee compensation               (208)      (648)
      Other current liabilities and accrued
       expenses                                 (1,170)     2,168
                                               --------   --------

         Net cash provided by operating
          activities                               913        379

Cash flows from investing activities
  Investment in leases                         (22,470)   (17,860)
  Investment in property, plant and
   equipment                                    (1,284)      (900)
  Other                                         (4,883)    (3,614)
                                               --------   --------

         Net cash used in investing
          activities                           (28,637)   (22,374)

Cash flows from financing activities
  Proceeds from issuance of debt                19,310     23,600
  Proceeds from lease discounting               28,114     21,880
  Proceeds from sale of common stock               674        758
  Purchase of treasury stock                      (290)      (109)
  Repayment of debt                            (21,205)   (25,198)
  Dividends paid                                  (400)      (327)
  Other                                            ---       (136)
                                               --------   --------

         Net cash provided by financing
          activities                            26,203     20,468

Net decrease in cash and equivalents            (1,521)    (1,527)
Beginning cash and equivalents                   8,250      5,482
                                               --------   --------

Ending cash and equivalents                    $  6,729  $  3,955
                                                ========  ========


Supplemental disclosures of cash flow
 information
  Cash paid during the period for
    Interest                                   $  3,538  $  3,765
    Income Taxes                                    402       116
  Noncash investing and financing activities
    Capital lease                                   180       ---


         The accompanying notes are an integral part of these
                        financial statements.





            TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (March 31, 1994 and 1993 - Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows, for the three and six month periods ended March 31, 1994 and 1993. The results of operations for the three and six month periods ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year. The September 30, 1993 audited Balance Sheet was restated to reflect the adoption of FAS 109 and the associated change in accounting for income taxes. The current Balance Sheet does not include all disclosed requirements under GAAP and should be read in conjunction with the September 30, 1993 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad System Financial Corporation ("Triad
   Financial") and its subsidiary after elimination of intercompany accounts and transactions. Financial information relating to Triad Financial is presented in Note 5.

3. Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options and the assumed conversion of the preferred stock and exercise of warrants. Dilution from common equivalents has been further adjusted under the modified treasury stock method.

4. The Company adopted Statement of Financial Accounting Standards No 109 (FAS 109), Accounting for Income Taxes in the quarter ended December 31, 1993, the effects of which were applied retroactively October 1, 1992 (fiscal year 1993). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB11) to an asset and liability approach. Previously the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

   The financial statements for fiscal year 1993 have been restated to reflect the change in accounting for income taxes. The cumulative effect of the accounting change on deferred taxes as of the beginning of fiscal year 1993 was not material. The effect on the income tax provision for fiscal year ended September 30, 1993 was an increase of $800,000 ($.04 per share) as a result of the legislated corporate income tax rate change in August 1993.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of Triad Financial at March 31, 1994 and September 30, 1993, and for the three and six month periods ended March 31, 1994 and 1993, follows:


            TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 At March 31, 1994 and September 30, 1993

                                           March 31, September 30,
                                             1994         1993
                                         -----------   -----------
                                         (Unaudited)
                                         -----------
                                           (Amounts in thousands)
Assets

Cash                                       $    226      $    171
Net Investment in leases                     29,337        30,180
Residual value retained on leases
 discounted                                   4,666         4,163
Receivable from parent company               19,389        17,179
Other assets                                  3,205         2,870
                                            --------      --------
                                           $ 56,823      $ 54,563
                                            ========      ========

Liabilities and Stockholder's Equity

Other liabilities and accrued expenses     $  7,721      $  7,382
Deferred income                               1,714         1,554
Term debt                                     2,567         3,249
Stockholder's equity                         44,821        42,378
                                            --------      --------
                                           $ 56,823      $ 54,563
                                            ========      ========





           TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 For the Three and Six Month Periods Ended March 31, 1994 and 1993
                             (Unaudited)

                              Three Months Ended  Six Months Ended
                                   March 31,           March 31,
                               ----------------   ----------------
                                 1994     1993      1994     1993
                               -------  -------   -------  -------
                                      (Amounts in thousands)

Revenues                      $ 2,338  $ 2,577   $ 4,862  $ 4,464

  Selling and administrative
   expenses                       567      492     1,112      979
  Provision for doubtful
   accounts and revaluation
   charges                        525      698     1,104    1,225
                               -------  -------   -------  -------
  Operating income              1,246    1,387     2,646    2,260

Intercompany income               650      675     1,267    1,390
                               -------  -------   -------  -------

  Income before taxes           1,896    2,062     3,913    3,650

Provision for income taxes        720      825     1,487    1,460
                               -------  -------   -------  -------

  Net income                  $ 1,176  $ 1,237   $ 2,426  $ 2,190
                               =======  =======   =======  =======



TRIAD SYSTEMS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary

Earnings per share for the second quarter were $.08 on net income of $1,396,000 compared to earnings per share of $.06 on net income of $927,000 in the second quarter of last year. First half earnings were $.14 on net income of $2,440,000 compared to earnings per share of $.08 on net income of $1,337,000 during the same period of last year. These improvements are a direct result of record revenues for both the second quarter and first half of the year. Increased revenues from the company's growth businesses, lead by Information Services and Service Dealer operations, are primarily responsible for the net income improvement.



                                        Percentage of Revenues
                               Three Months Ended  Six Months
Ended
                                      March 31,         March 31,
                                  ---------------  ---------------
                                    1994    1993     1994    1993


Revenues                           100.0%  100.0%   100.0%  100.0%
Costs and expenses
  Costs of services and systems     51.8    50.8     51.0    51.5
  Marketing and financing           26.2    26.0     26.3    26.4
  Product development                4.9     6.0      5.4     5.7
  General and administrative         6.9     7.5      7.2     7.5
  Other operating (income)
   expenses                          0.0     0.1      0.1     0.1
Total costs and expenses            89.8    90.4     90.0    91.2
Operating income                    10.2     9.6     10.0     8.8
  Interest and other expense         4.7     5.4      4.9     5.7
Income before provision for
 income taxes                        5.5     4.2      5.1     3.1
Provision for income taxes           2.1     1.7      2.0     1.2
Net income                           3.4     2.5      3.1     1.9



Revenues

Second quarter revenues increased to $40.6 million, or 10% higher than revenues in the same period last year. Systems revenues showed the largest increase, $2.7 million, or 19%, to $17.3 million compared to $14.5 million in the prior year. Services revenues were up $1.1 million to $21 million compared to the same period last year. Increasing revenues reflect continuing expansion of Triad's customer base, creating opportunities for further gains in recurring services revenues. Finance revenues declined $.3 million to $2.3 million due to the company experiencing higher discounting yields in the prior year created by falling interest rates during that period.First half revenues were a record $78 million, or 10% higher than the same period last year. Revenue improvement was achieved in all three primary areas of the business; services, products and finance. Automotive Jobber and Service Dealer sales showed the largest increase, a 16% movement to $31.6 million for the period.


                           Services

Revenues from recurring monthly services, including both Information Services and Customer Services, improved to $20.1 million during the second quarter and to $39.7 million during the first half, both 5% increases compared to the same periods last year. Second quarter Information Services revenues increased to $6.1 million, the sixth consecutive quarter of higher revenues.

Increases in Information Services revenues were primarily due to Electronic Catalog product revenues improving 27% in the second quarter and 24% in the first half of the year compared to prior year periods. The Electronic Catalog product revenue improvement was the result of increased sales to new retail Service Dealer accounts and national chain outlets. Telepricing service revenues were $1.3 million in the second quarter and $2.6 million for the first half of the year, at similar levels as in the same periods last year.

Customer Services revenues were $13.9 million and $27.9 million for the second quarter and first half of the year, respectively. These revenues have remained relatively stable, compared to the same periods last year, despite increased competition and the company's introduction of alternative programs offering reduced systems support fees.

Revenues from the Business Products unit, which provides computer forms and supplies to Triad's customer base, were $.9 million in the second quarter and $1.8 million for the first half of the year. Revenues increased by 23% in the first half of the year due to a greater number of customers and a broader selection of products.


                               Products

Retail Hardgoods Division revenues increased 10% during the second quarter to $6.9 million and 6% during the first half of the year to $12.9 million, as a result of increased new systems sales during those periods when compared to the same periods last year. The sales efforts have benefited from Triad's marketing agreements with Distribution America and Pro Hardware, which are part of Triad's Advantage Program. The program encourages joint efforts to automate retail hardgoods stores and, since inception, has added several industry leaders as participants. The company continues to market systems to members of the national hardware wholesale operations, including Cotter & Co. (True Value), ACE, Servistar and HWI.

Automotive Division revenues in the second quarter were $10.3 million, a 27% improvement over last year. Revenues for the first half were $18.7 million, or 25% above prior year levels. These increases are primarily the result of increased new system sales and the company's core automotive jobber business upgrading to the PRISM platform. The company anticipates the increases in revenue generated from PRISM upgrades to continue as the PRISM platform gains further market acceptance. Additionally, Service Dealer revenues for the second quarter were a record $2 million. Service Dealer revenue growth continues to remain strong as the company has doubled its dedicated Service Dealer sales force since last year.


                              Finance

Finance revenues generated by Triad Systems Financial Corporation ("Triad Financial") were $2.3 million in the second quarter and $4.9 million in the first half of the year. When compared to the same periods in the prior year, these revenues were down 9% for the second quarter, yet they were up 9% for the first half of the year. The decrease in the second quarter is the result of a return to normal discounting yields compared to the exceptional gains in the prior year caused by the decline in interest rates during that period. Overall, the increase in revenues for the first half of the year was primarily the result of a larger lease portfolio during the first six months when compared to last year.


Costs and Expenses

Services gross margins were 37.9% and 39.6% for the second quarter and first half of the year, respectively. The margins are down slightly from comparable periods in the prior year due to competitive pressures within the customer support market and the company's investment in developing its new Point of Sale (P.O.S.) movement information business.

Product gross margins as a percent of system sales improved to 53.7% during the second quarter and to 53.5% in the first half compared to the same periods last year. This improvement is attributed to higher systems revenue levels in Automotive, Hardgoods, and Service Dealer operations.

Marketing and finance expenses increased $1.0 million to $10.6 million during the second quarter and $1.8 million to $20.6 million during the first half. As expected, these expenses remained consistent at 26% of revenues as the company continues to manage costs.

Product development expenditures before capitalization were $2.9 million during the second quarter and $5.8 million for the first half. These expenditures were nearly equal to expenditures in the same periods last year and are anticipated to remain at these levels in the future. Product development expense of $2.0 million in the second quarter was 11% lower than last year due to increased software capitalization related to the PRISM B project.

General and administrative expenses, including other income and expenses, were $2.8 million during the second quarter and $5.7 for the first half of the year. These expenses were relatively flat for the second quarter but showed a 5% increase for the first half of the year. The 5% increase is primarily the result of litigation expense incurred as a result of the ongoing effort to protect the company's intellectual property rights, net of the company's insurance company absorbing some litigation costs during the second quarter. Increased recruiting expenditures related to employee turnover in the Hardgoods Division and a general expansion of the company's sales force also contributed to the increase.

Interest expense during both quarters of fiscal 1994 has remained relatively flat at $1.9 million as compared to the same periods in the prior year.


Financial Condition

Cash used in operations during the first half of the year was $.9 million compared to $.4 million in the same period in the prior year.

Triad Financial financed 65% of domestic Triad systems sales during the first half of the year compared to 62% in the prior year due to enhanced marketing efforts. Limited and full-recourse discounting agreements are maintained with banks and lending institutions. At March 31, 1994 the portfolio available for discounting was $29.3 million and commitments for $59.5 million in discounting lines were available. Triad Financial received $28.1 million from discounting leases during the first half of the year. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment.

The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. The Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, during the first quarter with the effects being applied retroactively to October 1, 1992 (fiscal year 1993). This adoption resulted in significant balance sheet reclasses; however, applicable restrictive covenants contained in the discounting agreements automatically adjust to offset the impact of accounting changes. Therefore, the Company's ability to comply with these debt covenants has not been affected.

The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. Previously the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

Capital equipment expenditures were $1.3 million during the first half of the year. There were no material capital commitments at March 31, 1994.

Management believes that available cash resources, as well as the Company's borrowing capacity, are adequate to provide funds to finance foreseeable needs.


Future Operating Results

The company's future results will depend upon economic conditions in its markets that may effect demand for its products, as well as the company's ability to introduce new products and enhancements. As a result, the company's operating results may fluctuate, especially when measured on a quarterly basis. Results will also be affected by the seasonal changes in demand for its products, the size and experience of the sales force and the mix of products sold during a given period.


                        PART II OTHER INFORMATION

Items 1-5.  Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit Index for March 31, 1994
Exhibit                                              Sequentially
Number                                               Numbered Page
10.1  Triad Systems Corporation Amended and
      Restated 1982 Stock Option Plan as
      amended on October 22, 1993, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

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

10.12 Unit Purchase Agreement dated as of July 2,
      1992, between the Company, Richard C. Blum &
      Associaties, Inc. and certain purchasers, together with the First Amendment to Unit
      Purchase Agreement dated as of August 3, 1992, and the form of irrevocable Proxy, incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 17, 1992.

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

11.1 Computation of Earnings Per Share.                       14


     (b)  Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended, March 31, 1994.






                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer of the Registrant.





                                   TRIAD SYSTEMS CORPORATION
                                   -------------------------
                                          (Registrant)




Date              , 1994               /s/ Jerome W. Carlson
     -------------------             ----------------------------
                                           Jerome W. Carlson,
                                        Vice President, Finance
                                    (Principal Financial Officer)







                             EXHIBIT 11.1

                     TRIAD SYSTEMS CORPORATION

            COMPUTATION OF EARNINGS PER SHARE
For the Three and Six Month Periods Ended March 31, 1994 and 1993



                             Three Months Ended   Six Months Ended
                                   March 31,           March 31,
                                 -------------      -------------
                                 1994     1993      1994     1993
                               -------  -------   -------  -------
                                  (Amounts in thousands except
                                           per share data)

Calculation of number of
 shares entering into
 computation

Weighted average shares
 outstanding                   12,743   12,031    12,673   11,942

Assumed conversion of the
 preferred stock and
 exercise of warrants           3,137    3,137     3,137    3,137
                               -------  -------   -------  -------

                               15,880   15,168    15,810   15,079

Net effect of dilutive stock
 options based on the
 average stock prices           1,545    1,799     1,614    1,890
                               -------  -------   -------  -------

Average primary shares
 outstanding                   17,425   16,967    17,424   16,969

Net effect of dilutive stock
 options and rights based on
 the ending stock price            --       --        --       17
                               -------  -------   -------  -------

Average fully diluted shares
 outstanding                   17,425   16,967    17,424   16,986
                               =======  =======   =======  =======



Net income                    $ 1,396  $   927   $ 2,440  $ 1,337

 Adjustment for full dilution
 Interest on debt and
  amortization of debt costs,
  net of income taxes              21       39        56       71
                               -------  -------   -------  -------

Net income available for
 primary and fully diluted
 shares                       $ 1,417  $   966   $ 2,496  $ 1,408
                               =======  =======   =======  =======



Earnings per share

  Primary                     $   .08  $   .06   $   .14  $   .08
  Fully diluted               $   .08  $   .06   $   .14  $   .08