Form 10-Q
period 1994-06-30
TRIAD SYSTEMS CORP
filed 1994-08-12
CIK 313867

CIK: 0000313867





                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-Q


(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    (X)    No



As of June 30, 1994, the registrant had issued 13,516,000 shares of common stock - $.001 par value, of which 245,000 shares were held in treasury.



                    TRIAD SYSTEMS CORPORATION
                    QUARTERLY REPORT FORM 10-Q



                             INDEX


                                                          Page No.

Part I. Financial Information


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     June 30, 1994 and September 30, 1993                        1

   Condensed Consolidated Statements of Income for
     the Three and Nine Month Periods Ended
     June 30, 1994 and 1993                                      2

   Condensed Consolidated Statements of Cash Flows for
     the Nine Month Periods Ended June 30, 1994 and 1993         3

   Notes to Condensed Consolidated Financial Statements        4-5


Item 2. Management's Discussion and Analysis of Results
  of Operations and Financial Condition                       6-11


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                     12-13

Signatures                                                      14

Exhibit 10.18 Supplemental Deferred Compensation Plan        15-25

Exhibit 10.19 Amendment to Amended and Restated 1982
  Stock Option Plan                                          26-27

Exhibit 11.1 Computation of Earnings Per Share                  28









                      PART I FINANCIAL INFORMATION

                       TRIAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                At June 30, 1994 and September 30, 1993

                                          June 30,  September 30,
                                            1994        1993
                                        ----------- -------------
                                        (Unaudited) (as restated)
                                        ----------- -------------
ASSETS                                     (Amounts in thousands)
Current assets
  Cash and equivalents                    $  5,912      $  8,250
  Receivables                               12,838        10,081
  Investment in leases                       4,285         5,874
  Inventories
    Purchased parts                          3,809         2,607
    Work in process                            733           617
    Finished goods                           2,958         3,343
                                           --------      --------
      Inventories                            7,500         6,567
  Prepaid expenses and other current
   assets                                    6,326         5,097
                                           --------      --------
      Current assets                        36,861        35,869

Service parts                                2,399         2,104
Property, plant and equipment, net of
  accumulated depreciation and
  amortization of $27,844 at
  June 30, 1994 and $25,331 at
  September 30, 1993                        26,602        26,389
Long-term investment in leases              17,696        24,306
Other assets                                20,655        17,344
Land for resale                             25,104        25,367
                                           --------      --------
      Total assets                        $129,317      $131,379
                                           ========      ========

LIABILITIES
Current liabilities
  Notes payable and current portion
   of long-term debt                      $  2,933      $  2,971
  Accounts payable                           8,588         9,210
  Accrued employee compensation              7,579         7,348
  Deferred income taxes                      3,903         3,872
  Other current liabilities and
    accrued expenses                         9,764        10,170
                                           --------      --------
      Current liabilities                   32,767        33,571

  Long-term debt                            60,761        69,381
  Other liabilities                          5,033         4,421
  Deferred income taxes                     22,357        20,892
                                           --------      --------
      Total liabilities                    120,918       128,265
                                           --------      --------

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock
    $.01 par value; authorized 1,000,000
     shares; issued and outstanding
     1,000,000 shares at June 30, 1994
     and September 30, 1993;
     liquidation value $20 million              10            10
  Common stock
    $.001 par value; authorized
     50,000,000 shares; issued
     13,516,000 at June 30, 1994 and
     12,611,000 at September 30, 1993           14            13
  Treasury stock
    245,000 shares at June 30, 1994
     and 127,000 shares
     at September 30, 1993                  (1,207)         (592)
  Capital in excess of par                  30,314        27,626
  Accumulated deficit                      (20,732)      (23,943)
                                           --------      --------
      Stockholders' equity                   8,399         3,114
                                           --------      --------
      Total liabilities and
       stockholders' equity               $129,317      $131,379
                                           ========      ========

        The accompanying notes are an integral part of these
                      financial statements.




                     TRIAD SYSTEMS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended June 30, 1994 and 1993
                          (Unaudited)


                            Three Months Ended   Nine Months Ended
                                  June 30,           June 30,
                              ----------------   ----------------
                                1994     1993      1994     1993
                              -------  -------   -------  -------
                                    (Amounts in thousands except
                                          per share data)
Revenues
  Services                  $ 21,065 $ 19,976  $ 62,592 $ 59,439
  Systems                     17,264   15,920    48,912   43,126
  Finance                      3,062    1,731     7,924    6,195
                              -------  -------  -------- --------
    Total revenues            41,391   37,627   119,428  108,760

Costs and expenses
  Services                    12,518   11,498    37,583   34,967
  Systems                      7,718    7,393    22,437   20,561
  Marketing and finance       11,141    9,947    31,749   28,715
  Product development          1,937    2,027     6,125    6,062
  General and administrative   2,658    2,348     8,025    7,239
  Other operating expense         32      482       348    1,020
                              -------  -------  -------- --------
    Total costs and expenses  36,004   33,695   106,267   98,564

    Operating income           5,387    3,932    13,161   10,196

Interest expense               1,844    2,071     5,612    5,976
Other (income) expense            (8)      14        63      145
                              -------  -------  -------- --------

    Income before income
     taxes and
     extraordinary charge      3,551    1,847     7,486    4,075

Provision for income taxes     1,350      250     2,845    1,141
                              -------  -------  -------- --------

    Income before
     extraordinary charge      2,201    1,597     4,641    2,934

Extraordinary charge on
 repurchase of debt, net
 of taxes                        143       --       143       --
                              -------  -------  -------- --------

    Net income              $  2,058 $  1,597  $  4,498 $  2,934
                              =======  =======  ======== ========

Earnings per share
  Primary
    Income before
     extraordinary charge   $    .13 $    .10  $    .27 $    .18
    Net income                   .12      .10       .26      .18
    Weighted average shares   17,422   17,035    17,423   16,991
  Fully diluted
    Income before
     extraordinary charge   $    .13 $    .10  $    .27 $    .18
    Net income                   .12      .10       .26      .18
    Weighted average shares   17,422   17,035    17,423   17,002




    The accompanying notes are an integral part of these
                    financial statements.



                      TRIAD SYSTEMS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Month Periods Ended June 30, 1994 and 1993
                            (Unaudited)
                                                Nine Months Ended
                                                     June 30,
                                               -------------------
                                                 1994       1993
                                               --------   --------

                                            (Amounts in thousands)

Cash flows from operating activities
  Net income                                  $  4,498   $  2,934
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
    Depreciation and amortization                6,173      6,130
    Receivable and inventory loss
     provisions                                  5,717      4,906
    Gains from lease discounting                (4,544)    (3,522)
    Other                                          723       (319)
    Changes in assets and liabilities
      Trade accounts receivable                 (4,542)      (974)
      Investment in leases                      (3,106)    (6,434)
      Inventories                               (1,703)        76
      Deferred income taxes                      1,496       (180)
      Prepaid expenses and other current
       assets                                   (2,299)       156
      Accounts payable                            (622)    (2,095)
      Accrued employee compensation                231       (488)
      Other current liabilities and accrued
       expenses                                   (406)     2,324
                                               --------   --------

         Net cash provided by operating
          activities                             1,616      2,514

Cash flows from investing activities
  Investment in leases                         (35,603)   (25,062)
  Investment in property, plant and
   equipment                                    (2,256)    (1,643)
  Other                                         (6,133)    (5,504)
                                               --------   --------

         Net cash used in investing
          activities                           (43,992)   (32,209)

Cash flows from financing activities
  Proceeds from issuance of debt                30,410     29,650
  Proceeds from lease discounting               48,580     29,990
  Proceeds from sale of common stock             2,037      1,626
  Purchase of treasury stock                      (615)      (237)
  Repayment of debt                            (39,774)   (31,860)
  Dividends paid                                  (600)      (527)
  Other                                             --        (72)
                                               --------   --------

         Net cash provided by financing
          activities                            40,038     28,570

Net decrease in cash and equivalents            (2,338)    (1,125)
Beginning cash and equivalents                   8,250      5,482
                                               --------   --------

Ending cash and equivalents                   $  5,912   $  4,357
                                               ========   ========



Supplemental disclosures of cash flow
 information
  Cash paid during the period for
    Interest                                  $  4,750   $  4,982
    Income Taxes                                   770        403
  Noncash investing and financing
   activities
    Capital lease                                  294         --


         The accompanying notes are an integral part of these
                          financial statements.


             TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (June 30, 1994 and 1993 - Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows, for the three and nine month periods ended June 30, 1994 and 1993. The results of operations for the three and nine month periods ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. The September 30, 1993 audited Balance Sheet was restated to reflect the adoption of FAS 109 and the associated change in accounting for income taxes. The current Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1993 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad System Financial Corporation ("Triad Financial") and its subsidiary after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 5.

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



 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations at June 30, 1994 and September 30, 1993, and for the three and nine month periods ended June 30, 1994 and 1993, follows:


            TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              At June 30, 1994 and September 30, 1993

                                           June 30,  September 30,
                                             1994         1993
                                         -----------   -----------
                                         (Unaudited)
                                         -----------
                                           (Amounts in thousands)
Assets

Cash                                       $    269      $    171
Net Investment in leases                     21,981        30,180
Residual value retained on leases
 discounted                                   5,260         4,163
Receivable from parent company               27,299        17,179
Other assets                                  2,972         2,870
                                            --------      --------
                                           $ 57,781      $ 54,563
                                            ========      ========

Liabilities and Stockholder's Equity

Other liabilities and accrued expenses     $  7,069      $  7,382
Deferred income                               1,871         1,554
Term debt                                     2,487         3,249
Stockholder's equity                         46,354        42,378
                                            --------      --------
                                           $ 57,781      $ 54,563
                                            ========      ========



         TRIAD SYSTEMS FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended June 30, 1994 and 1993
                             (Unaudited)

                             Three Months Ended  Nine Months Ended
                                   June 30,            June 30,
                               ----------------   ----------------
                                 1994     1993      1994     1993
                               -------  -------   -------  -------
                                      (Amounts in thousands)

Revenues                      $ 3,062  $ 1,731   $ 7,924  $ 6,195

  Selling and administrative
   expenses                       548      401     1,660    1,381
  Provision for doubtful
   accounts and revaluation
   charges                        700      832     1,804    2,057
                               -------  -------   -------  -------
  Operating income              1,814      498     4,460    2,757

Intercompany income               840      693     2,107    2,084
                               -------  -------   -------  -------

  Income before taxes           2,654    1,191     6,567    4,841

Provision for income taxes      1,084     (104)    2,571    1,356
                               -------  -------   -------  -------

  Net income                  $ 1,570  $ 1,295   $ 3,996  $ 3,485
                               =======  =======   =======  =======




TRIAD SYSTEMS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary

Revenues generated from the company's emerging businesses, particularly its Information Services and Service Dealer operations, are primarily responsible for the increases attributable to record revenues for both the third quarter and first nine months of 1994. Earnings per share were $.13 on record third quarter net income of $2,201,000 before an extraordinary charge of $143,000 relating to the early retirement of debt. Third quarter 1993 comparable earnings per share were $.10 on net income of $1,597,000. Nine month earnings before extraordinary charges were $.27 on net income of $4,641,000, improving 50% from comparable earnings per share of $.18 on net income of $2,934,000 during the same period last year.

The company repurchased $2.8 million of its 12.25% senior fixed rate notes in the third quarter and effected an early $3.9 million pay-down of a bank line, reducing the debt associated with its successful 1989 hostile takeover defense to $37.7 million from a high of $80 million.




                                     Percentage of Revenues
                              Three Months Ended Nine Months Ended
                                    June 30,          June 30,
                                ---------------   ---------------
                                  1994    1993      1994    1993


Revenues                         100.0%  100.0%    100.0%  100.0%
Costs and expenses
  Costs of services and
   systems                        48.9    50.2      50.3    51.1
  Marketing and financing         26.9    26.4      26.6    26.4
  Product development              4.7     5.4       5.1     5.5
  General and administrative       6.5     7.5       7.0     7.5
  Other operating expenses          --     0.1        --     0.1
Total costs and expenses          87.0    89.6      89.0    90.6
Operating income                  13.0    10.4      11.0     9.4
  Interest and other expense       4.4     5.5       4.7     5.7
Income before income taxes
 and extraordinary charge          8.6     4.9       6.3     3.7
Provision for income taxes         3.3     0.7       2.4     1.0
Extraordinary charge on
 repurchase of debt,
 net of taxes                       --      --        --      --
Net income                         5.3%    4.2%      3.9%    2.7%



Revenues

Revenues for the third quarter were a record $41.4 million, 10% above those in the same period last year. Systems revenues showed the largest dollar increase, $1.3 million, to $17.3 million compared to $15.9 million in the prior year. Services revenues rose $1.1 million to $21.1 million compared to the same period last year. Increasing systems and services revenues reflect continuing expansion of Triad's customer base, with its growing market presence creating opportunities for further gains in recurring services revenues. Finance revenues increased $1.3 million to $3.1 million for the quarter. The company, in anticipation of higher interest rates, increased discounting activity during the period to take advantage of current yields.

Revenues for the first nine months were a record $119.4 million, or 10% higher than the same period last year. Revenue improvement was achieved in all three primary areas of the business: services, products and finance. Information Services and Service Dealer sales showed the largest increase, a combined 29% improvement to $23.6 million.


                            Services

Services revenues consist of revenues from Information and Customer Support services and Business Products. Recurring revenues from Information Services and Customer Support Services improved to $20 million during the third quarter and to $59.7 million during the first nine months, both 5% increases compared to the same periods last year. Business Products revenues, which reached the $1 million level for the first time, were $1.1 million in the third quarter and $2.9 million for the first nine months.

Information Services revenues for the third quarter increased to $6.2 million, the seventh consecutive quarter of higher revenues, primarily due to Electronic Catalog revenues improving 23% to $4.6 million in the third quarter and 24% to $13.3 million for the first nine months compared to prior year periods. The Electronic Catalog product revenue improvement was the result of increased sales to new retail Service Dealer accounts and national chain outlets. Telepricing Services revenues were $1.2 million in the third quarter and $3.8 million for the first nine months, down slightly from comparable periods in the prior year due to the prior year periods reflecting more one-time service requests.

Customer Services revenues were $13.8 million and $41.7 million for the third quarter and first nine months, respectively. As anticipated, these revenues have decreased slightly from prior periods principally due to a number of automotive jobbers choosing to suspend support because of the jobbers' economic concerns.

Business Products revenues are generated by supplying computer forms and supplies to Triad's customer base. When compared to corresponding periods in prior years, these revenues have averaged over 20% growth each quarter for the past two fiscal years due to an expanding customer base and a broader selection of products.


                            Products

Product revenues, primarily from computer systems sold by the Automotive and Retail Hardgoods divisions, were $17.3 million for the quarter and $48.9 million for the first nine months. These revenues are 8% and 13% higher than the $15.9 million and $43.1 million for the third quarter and the first nine months of the prior year, respectively.

Automotive Division revenues in the third quarter were $10.7 million, a 6% improvement over last year. Revenues for the first nine months were $29.4 million, or 18% above prior year levels. The improvements were primarily the result of increased new system sales and the company's core jobber business upgrading to the Triad PRISM platform. The company anticipates the increases in revenue generated from Triad PRISM upgrades to continue as this platform gains further market acceptance. Additionally, Service Dealer revenues in the third quarter were a record $2.1 million, slightly ahead of second quarter levels. Fourth quarter revenues are expected to remain at that level due to Triad's strategy of selling lower priced products to accelerate market penetration and increase recurring database and support revenues.

Retail Hardgoods Division revenues increased 3% during the third quarter to $5.9 million and 5% during the first nine months to $18.8 million, as a result of increased new systems sales, when compared to the same periods last year. The sales efforts have been enhanced by Triad's marketing agreements with Distribution America and Pro Hardware, two of the nation's leading product buying groups. Each participates in Triad's Advantage marketing program, which encourages joint efforts to automate retail hardgoods stores and, since inception, has added several industry leaders as participants. The company continues to market systems to members of the national hardware wholesale operations, including Cotter & Co. (True Value), ACE, Servistar and HWI.


                          Finance

Finance revenues generated by Triad Systems Financial Corporation ("Triad Financial") were $3.1 million in the third quarter and $7.9 million in the first nine months of fiscal 1994. When compared to the same periods in the prior year, revenues were up 77% for the third quarter, and were up 28% for the first nine months. This reflects additional discounting in the third quarter to take advantage of discounting spreads which were available prior to rising interest rates. The additional discounting is expected to decrease fourth quarter earnings approximately equal to the two cents per share that was realized in the third quarter. The nine month results were also attributed to increased lease income, which resulted from a larger lease portfolio during the first six months when compared to the same period last year.



Costs and Expenses

Services gross margins were 40.6% and 40.0% for the third quarter and first nine months of fiscal 1994, respectively. The margins are down slightly from comparable periods in the prior year due to reduced prices of alternative customer support products. Further, the company has increased head count in certain customer support areas in anticipation of the Triad PRISM B product release later this year. As revenues related to this increased support are realized, margins are expected to return to levels achieved in the first half of this year.

Product gross margins as a percent of system sales improved slightly to 55.3% during the third quarter and improved slightly to 54.1% in the first nine months of fiscal 1994. This improvement is attributed to higher systems revenue levels in Automotive, Hardgoods, and Service Dealer operations and from a more profitable product mix.

Marketing and finance expenses increased $1.2 million to $11.1 million during the third quarter and $3 million to $31.7 million during the first nine months of fiscal 1994 when compared to the same periods last year. These expenses, as a percentage of revenues, rose 1% to 27% when compared to prior periods. The increase resulted from the company's effort to build its marketing capacity through investments in the recruiting, training, and education of new marketing representatives.

Product development expenditures before capitalization were $2.8 million during the third quarter and $8.6 million for the first nine months. These expenditures were up $.1 million and $.3 million from the third quarter and first nine months of fiscal 1993, respectively. The increases in expenditures were the direct result of Triad PRISM B development efforts incurred during the quarter and throughout the fiscal year. Product development expense of $1.9 million in the third quarter was 5% lower than last year due to the increased capitalization of software costs related to the Triad PRISM B project.

General and administrative expenses, including other operating income and expenses, were $2.7 million during the third quarter and $8.4 million for the first nine months. These expenses were down 5% for the quarter due to the company's insurance carrier absorbing the majority of litigation costs incurred as a result of the ongoing effort to protect the company's intellectual property rights. The company anticipates litigation costs to increase in the fourth quarter as the intellectual property rights matter nears the trial stage. The amount, if any, that will be reimbursed by the company's insurance carrier is not known at this time. General and administrative expense for the first nine months was 1% higher than last year, resulting from increased recruiting costs related to hiring programs designed to grow the marketing segment of the business, along with increased employee costs through merit and bonus compensation.

Interest expense during the third quarter was $1.8 million or 11%
lower than last year due to the company's retirement of $6.7 million in debt ahead of schedule during the quarter.


Financial Condition

Cash provided by operations during the first nine months of fiscal 1994 was $1.6 million compared to $2.5 million in the same period in the prior year.

Triad Financial financed 61% of domestic Triad systems sales during the first nine months of fiscal 1994 compared to 60% in the prior year due to enhanced marketing efforts. Triad Financial received $48.6 million from discounting leases during the first nine months. Limited and full-recourse discounting agreements are maintained with banks and lending institutions. The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. At June 30, 1994 the portfolio available for discounting was $22 million and commitments for $48.4 million in discounting lines were available. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment.

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

The company's debt agreement covenants automatically adjust to offset the impact of accounting changes; therefore, the company's adoption of FAS 109, which required significant balance sheet reclassifications, has not affected the company's ability to comply with these debt covenants. As of June 30, 1994, the company was in compliance with all debt agreement covenants.

Capital equipment expenditures were $2.3 million during the first nine months of fiscal 1994. There were no material capital commitments at June 30, 1994.

Management believes that available cash resources, as well as the company's borrowing capacity, are adequate to provide funds to finance foreseeable needs.


Future Operating Results

The company's future results will depend upon economic conditions in its markets that may affect demand for its products, as well as the company's ability to introduce new products and enhancements. As a result, the company's operating results may fluctuate, especially when measured on a quarterly basis. Results will also be affected by the seasonal changes in demand for its products, the size and experience of the sales force and the mix of products sold during a given period.


                      PART II OTHER INFORMATION

Items 1-5.  Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit Index for June 30, 1994
Exhibit                                               Sequentially
Number                                               Numbered Page
* 10.1  Triad Systems Corporation Amended and
        Restated 1982 Stock Option Plan as amended on October 22, 1993, incorporated by reference from Exhibit 10.1 to the Company's
        Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

  10.2  Form of Indemnification Agreement,
        incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-2 (File No. 33-2966) filed
        July 3, 1989 (the "1989 Form-2 Registration
        Statement").

* 10.3 Nonqualified Stock Option Agreement between the Company and James R. Porter dated
        January 13, 1987, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2
        Registration Statement, (File No. 33-13599)
        (the "1987 Company's Form S-2 Registration
        Statement").

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

* 10.7 Nonqualified Stock Option Agreement between the Company and James R. Porter dated as of February 17, 1987, incorporated by reference from Exhibit 10.7 of the 1988 Form 10-K.

* 10.8 Nonqualified Stock Option Agreement between the Company and James R. Porter dated
        November 12, 1988, incorporated by reference from Exhibit 10.8 of the 1988 Form 10-K.

* 10.9  Triad Systems Corporation 1990 Stock Option
        Plan as amended on October 22, 1993,
        incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

* 10.10 Triad Systems Corporation Amended and
        Restated Outside Directors Stock Option Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 10, 1991.

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

* 10.18 Supplemental Deferred Compensation Plan
        between the Company and a select group of
        Triad Key Employees and their beneficiaries
        dated April 1, 1994.                                 15-25

* 10.19 Amendment to Amended and Restated Stock
        Option Plan dated April 25, 1994.                    26-27

  11.1  Computation of Earnings Per Share.                      28

      (b)  Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended
June 30, 1994.


- --------------------

* Compensatory or employment agreement.












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




Date  August 11, 1994                  /s/ JEROME W. CARLSON
     -------------------             ----------------------------
                                           Jerome W. Carlson,
                                        Vice President, Finance
                                    (Principal Financial Officer)







                           EXHIBIT 10.18

                    TRIAD SYSTEMS CORPORATION

             SUPPLEMENTAL DEFERRED COMPENSATION PLAN


  THIS SUPPLEMENTAL DEFERRED COMPENSATION PLAN (the "Plan") is adopted by Triad Systems Corporation, a Delaware corporation ("Triad"), for the purpose of providing supplemental retirement benefits and pre-retirement death benefits to a select group of Triad Key Employees and their beneficiaries in consideration of services rendered to Triad and as an inducement for their continued services in the future.

                           ARTICLE I

                          DEFINITIONS

  Whenever used herein, the masculine pronoun shall be deemed to include the feminine, and the singular to include the plural, unless the context clearly indicates otherwise, and the following definitions shall govern the Plan:

  1.1 "Account" means the separate account established on behalf of each Key Employee to which all Deferred Amounts and Employer
Contributions are credited.

  1.2 "Beneficiary" means one, some, or all (as the context shall require) of those persons, trusts or other entities which a Key Employee, in his most recent written form of beneficiary designation filed with Triad, shall have designated as a beneficiary to receive benefits payable under Articles VI and VII following his death.

  1.3  "Board of Directors" means the Board of Directors of Triad
Systems Corporation.

  1.4 "Committee" means an independent Committee appointed by the Board to administer this Plan and to take such other actions as may be specified herein.

  1.5 "Deferral Amount" means the amount which a Key Employee elects to contribute for Supplemental Key Employee Benefits pursuant to Article III.

  1.6 "Death Benefit" means the death benefit payable under the terms of the Policy if a Key Employee elects the split dollar option pursuant to Article VI.

  1.7  "Early Retirement Age" means age 55.

  1.8  "Effective Date" means May 1, 1994.

  1.9 "Election" means the form of Salary Deferral Election attached hereto as Exhibit A, as it may be modified from time to time.

  1.10 "Employer Contribution" means the contribution made on behalf of each Key Employee by Triad.

  1.11 "Entry Date" shall mean the Effective Date and the first day of each Plan Year thereafter.

  1.12 "Key Employee" means any employee of Triad Systems Corporation who is in the select group of highly compensated or management employees that regularly earns more than $68,000 per year, as adjusted annually for inflation by the Committee pursuant to Article 2.1.

  1.13  "Insurer" means the company which issued the Policy.

  1.14  "Normal Retirement Age" means age 65.

  1.15 "Policy" means each individual life insurance policy on the life of each Key Employee who participates in the Plan. Each
Key Employee shall be informed of the Policy for such Key
Employee.

  1.16  "Plan" shall mean the Triad Systems Corporation
Supplemental Deferred Compensation Plan.

  1.17  "Plan Year" means the 12 month period commencing on April
1 and ending on March 31. Notwithstanding the foregoing, the first Plan Year shall be eleven (11) months in length and shall commence on May 1, 1994 and end on March 31, 1995.

  1.18 "Supplemental Key Employee Benefits" means the benefits payable to a Key Employee and/or his Beneficiary under Article
VII. The value of such benefits shall be measured by the cash surrender value of the Policy in which Deferral Amounts and Employer Contributions have been invested under Article V minus any amounts that have previously been paid out or withdrawn and forfeited pursuant to Section 7.5.

  1.19 "Total Disability" means the inability of the Key Employee to engage substantially in his or her normal duties for Triad on account of physical or mental impairment provided that such disability is determined to be long-term and/or indefinite in duration. A Total Disability shall be determined in accordance with the Triad long-term disability policy or plan then in effect.

  1.20 "Triad" means Triad Systems Corporation, a Delaware corporation.

  1.21  "Trust" means the legal entity created by the Trust
Agreement.

  1.22 "Trust Agreement" means that trust agreement entered into between Triad and the Trustee to hold the Policy, a copy of which is attached hereto as Exhibit B.

  1.23 "Trustee" means the original Trustee(s) named in the Trust Agreement and any duly appointed successor to successors thereto.

  1.24 "Year of Service" means the twelve (12) consecutive month period commencing on the Key Employee's Entry Date, as defined in
Article II, and successive anniversaries thereof during which the Key Employee is on Triad's payroll, including leaves of absence approved by Triad.

                           ARTICLE II

                           ELIGIBILITY

  2.1 The Committee shall determine which Company employees are in the select group of highly compensated and management employees eligible to participate in the Plan. Eligibility for initial Plan participation shall be limited to employees who regularly earn more than $68,000 per year in base salary, commissions, and bonus payments. The Committee shall adjust this minimum earnings amount each Plan Year by the percentage change in the Consumer Price Index for the San Jose Metropolitan Statistical Area for the 12-month period ending on the preceding December 31. Individuals who are within this select group shall be notified by Triad as to their eligibility to participate in this Plan.

  2.2 A Key Employee who has commenced Plan participation shall thereafter continue to be a Plan Participant even if such Key
Employee does not subsequently satisfy the minimum earnings criteria for initial eligibility.

  2.3 A Key Employee shall begin participation in the Plan upon the first Entry Date following the date he is notified of eligibility to participate and following submission of an Election to make salary deferral contributions pursuant to
Article III.

  2.4 Participation in the Plan shall end when a Key Employee's employment terminates for any reason. No contributions to the Plan shall be made with respect to compensation paid after such termination date.

                           ARTICLE III

                    SALARY DEFERRAL CONTRIBUTION

  3.1 (a) A Key Employee may elect to reduce his Compensation by the amount set forth in an Election duly executed and filed with Triad. Such Election may apply to (i) base salary and commissions only or (ii) bonuses only or (iii) both base salary plus commissions and bonuses earned on and after the Key Employee's Entry Date. This Election shall continue in effect until such time as the Key Employee amends the Deferral Amount or ceases salary deferrals entirely in accordance with Section 3.2.

       (b) The minimum Deferral Amount in any Plan Year shall not be less than $3,000.

       (c)  For the purpose of determining a Key Employee's
Deferral Amount, "Compensation" shall mean the Key Employee's base salary plus commissions and bonuses.

  3.2 (a) Upon written notice to Triad, a Key Employee may at any time cease entirely his salary deferral contributions. As soon thereafter as administratively feasible, no further salary deferrals shall be made for the Key Employee until such time as a new Election may be filed pursuant to subparagraph (b) of this
Section 3.2.

       (b) A Key Employee may amend his salary deferral Election once a year upon written notice to Triad to increase or decrease the amount of salary deferrals. Any amendment to decrease salary deferrals shall be subject to the provisions of subparagraph (b) of Section 3.1, above. Any such amendment shall be effective on the first day of the next Plan Year.

  3.3 Except as otherwise provided in Section 3.2 above, a Key Employee's Election to defer salary shall continue in effect until the earlier of the Key Employee's Normal Retirement Age, Total Disability, or the date the Key Employee terminates employment with Triad.

  3.4 Except as provided in Section 7.5 below, Deferral Amounts may not be withdrawn by a Key Employee and shall be paid only in accordance with the provisions of this Plan.

                          ARTICLE IV

       EMPLOYER CONTRIBUTIONS/POLICY ADMINISTRATION EXPENSES

  4.1 Each Plan Year, Triad shall contribute an amount equal to 4.5% of the Key Employee's Deferral Amount for such Plan Year.
This amount is approximately the amount of the Plan administration expense which will be charged to each Participant's Accounts.

  4.2 In the event the Policy administration expenses are more than the amount of the Employer Contribution, the Employer shall be under no obligation to make a greater contribution, and the excess Policy administration expenses shall be offset against the value of the Policy.

  4.3 In the event the Policy administration expenses are less than the Employer Contribution, any excess Employer Contribution shall be invested in the Policy in the same manner as the Key
Employee's Deferral Amounts.

  4.4  Except as provided in Section 7.5 below, Employer
Contributions may not be withdrawn by a Key Employee and shall be paid only in accordance with the provisions of this Plan.


                           ARTICLE V

                 INVESTMENT OF CONTRIBUTIONS

  5.1 Triad shall use a Key Employee's Deferral Amounts and any Employer Contributions remaining after payment of the Policy administrative expenses to purchase the Policy and to pay premiums thereon. Triad shall have no obligation to pay any amounts for the Policy in excess of these Deferral Amounts and Employer Contributions (less any amounts which Triad may be required to withhold under the Federal Insurance Contribution Act with respect to such amounts).

  5.2 Supplemental Key Employee Benefits payable under this Plan are measured by the value of the Policy. Consequently, a Key Employee's future benefits payable under this Plan may vary upward and downward at any time to reflect changes in the value of the Policy, whether due to increases or decreases in the rate of return on the Policy, changes in the Key Employee's Deferral Amount and the amount of Employer Contributions available for investment after the payment of Policy administrative expenses, or other factors affecting the value of the Policy.

  5.3 Amounts paid into the Policy shall be invested in one or more of the investment funds offered by the insurance company maintaining the Policy in which Deferral Amounts are invested. Key Employees may indicate their preferences for the investment allocation of Deferral Amounts and Employer Contributions invested on their behalf. Such preferences shall be on a form provided by the Committee and shall be accepted at least one time per month. Trustee shall, to the extent permitted by the Policy, allocate amounts among the investment funds offered under the policy in accordance with the Key Employee's preference indications, but shall not be bound by such preferences.

  5.4 The Policy shall be held by the Trustee in accordance with the terms of the Trust Agreement and Article VII of this Plan to provide the benefits promised in this Plan.

                          ARTICLE VI

                      SPLIT DOLLAR OPTION

  6.1 A Key Employee may, at his option, elect to have a portion of the premium paid by Triad for the Policy reported in Key Employee's taxable income for the year in which such premium payment is made. Such premium portion shall be limited to that which is attributable to the Death Benefit. For the purposes of this Article VI, the portion of the premium attributable to the Death Benefit shall be the one year term insurance rate as set forth in Revenue Policy 55-747 (otherwise known as the PS 58 costs) or the Insurer's current published premium rates for $1,000 of insurance protection for individual initial issue one year term life insurance available to all standard risks, whichever is lower.

  6.2  If a Key Employee makes the election provided for in
Section 6.1, above, Triad shall annually furnish a statement of the amount of income reportable by such Key Employee for federal and state income tax purposes, as a result of its payment of such premium.

  6.3  (a)  If a Key Employee makes the election described in
Section 6.1, above, the Key Employee shall be the owner of the Death Benefit payable under the Policy on the Key Employee's death as defined in Section 6.3(b), below. As the owner of such Death Benefit, the Key Employee may select the settlement option of the Policy and may designate Beneficiaries to receive the Death Benefit by specifying the same in a written notice to Triad. Upon receipt of such notice, Triad shall cause the Trustee, as owner of the Policy, to execute and deliver to the Insurer the forms necessary to elect the requested settlement option and to designate the requested persons as the Beneficiaries to receive the Death Benefit under the Policy.

       (b) For purposes of this Section 6.3, the Death Benefit payable to a Key Employee's Beneficiary shall be the total proceeds payable under the Policy on the death of the Key
Employee less "Triad's Portion." Triad's Portion shall equal the greater of:

            (i) the total amount of premiums paid by it under this Agreement (less the amount includable in Key Employee's income under Section 6.1), or

            (ii)  the cash surrender value of the Policy.

       (c) Upon a Key Employee's death, the Death Benefit shall be paid directly to the Key Employee's designated Beneficiary and Triad's Portion shall be paid to the Trustee as the owner of the Policy and shall be used to provide the Supplemental Key Employee Benefits payable under Section 7.3 of this Agreement.

                         ARTICLE VII

                           BENEFITS

  7.1 Upon the date the Key Employee reaches his Normal Retirement Age or upon his Total Disability, the Policy cash surrender value shall be used to purchase an insurance annuity contract. Payments under such annuity contract shall then be made to the Key Employee. Annuity benefits shall be paid over a period of years in accordance with subparagraphs (b) and (c) below.

       (a) A Key Employee may elect on his Entry Date to receive benefits beginning on the date he reaches his Early Retirement
Age.

       (b) If benefits are payable because the Key Employee is totally disabled, the period of years over which installments will be made shall be 10 years and installments shall be in annual payments. A Key Employee may elect on his Entry Date to defer payments on account of Total Disability until all payments under the Triad long-term disability plan have been paid out. Notwithstanding the foregoing, if the Policy cash surrender value is less than Ten Thousand Dollars ($10,000) on the date the Key Employee becomes eligible for benefits, the Policy cash surrender value shall be paid out in a lump sum cash payment.

       (c) If payments are made because the Key Employee has reached Normal or Early Retirement Age, the period of years over which installments will be made shall be 10 years and installments shall be annual payments. Notwithstanding the foregoing, if the Policy cash surrender value is less than Ten Thousand Dollars ($10,000) on the date the Key Employee becomes eligible for benefits, the Policy cash surrender value shall be paid out in a lump sum cash payment instead of installments.

       (d) In the event a Key Employee dies after installment payments have begun but before all of the installments are paid, the undistributed installments shall be paid to his Beneficiary.

  7.2 In the event a Key Employee terminates employment with Triad prior to his Normal Retirement Age for any reason except death or Total Disability or early retirement upon reaching his Early Retirement Age, the Policy cash surrender value less any amounts paid by Triad for the Policy in the year of termination that are in excess of the Key Employee's Deferral Amounts through the date of the Key Employee's termination, if any, shall be transferred to the Key Employee in a lump sum cash payment.

  7.3 If a Key Employee dies prior to his Normal Retirement Age, Total Disability or other termination of employment, all accrued Supplemental Key Employee Benefits provided by the Policy shall be paid to the Key Employee's Beneficiary. On the Key Employee's Entry Date, he shall select the payment method for these benefits from the following options:

            (i) Annual payments over a period of years, as determined by the Key Employee, not to exceed the Beneficiary's life expectancy, to be provided by the purchase of an annuity contract equal in value to the Policy cash surrender value; or

            (ii) A lump sum cash payment equal in value to the Policy cash surrender value.

  7.4 (a) Notwithstanding any other provision of this Plan, upon the request of a Key Employee, (or, in the case of a deceased Key Employee, his Beneficiary) the Committee may direct the Trustee to distribute Supplemental Key Employee Benefits to the Key Employee or Beneficiary, as the case may be, if the Committee, in its sole discretion, determines that (i) the Key Employee or Beneficiary has suffered a financial emergency and has a heavy and immediate financial requirement for funds to cover medical expenses, tuition expenses or to avoid eviction, foreclosure or personal bankruptcy and (ii) that the Key Employee or Beneficiary cannot reasonably otherwise meet such financial emergency.

       (b) The amount distributed to the Key Employee or Beneficiary for a financial hardship shall not exceed the lesser of (i) the amount of the financial hardship, or (ii) the surrender Policy cash surrender value.

  7.5 Notwithstanding any other provision of this Plan, a Key Employee may, upon thirty (30) days prior written notice, withdraw ninety percent (90%) of the value of the Supplemental Key Employee Benefits accrued under this Plan. Upon such withdrawal, the remaining ten percent (10%) of the Supplemental Key Employee Benefits which have accrued hereunder shall be forfeited and the Key Employee shall have no further right thereto. The Key Employee shall be prohibited from making any further salary deferral contributions pursuant to this Plan or any other supplemental key employee benefit plan for a period of twelve (12) months from the date of the withdrawal. For purposes of this Section 7.5, the Supplemental Key Employee Benefits accrued under this Plan shall mean the Policy cash surrender value reduced by any benefits which have been previously withdrawn or distributed.

  7.6 Once the Trustee has transferred to the Key Employee (i) the Policy, (ii) all installment payments due under an insurance annuity contract purchased with the Policy cash surrender value or (iii) the entire Policy cash surrender value under this
Article VII, neither Triad nor the Trustee shall be liable to the Key Employee for additional benefits under this Plan.

  7.7 All payments under this Article VII, including the value of the Policy transferred to the Key Employee pursuant to this
Article VII, shall be subject to all applicable withholding for state and federal income tax. In the event the Policy is transferred to the Key Employee, Triad and/or Trustee may require the Key Employee to provide for any federal or state income tax for which Triad may be obligated as a result of such transfer.

                        ARTICLE VIII

                        BENEFICIARIES

  8.1 A Key Employee shall have the right to designate on the form attached as Exhibit A a Beneficiary to receive any Supplemental Key Employee Benefits under Article VII which may remain unpaid at the Key Employee's death and/or any Death Benefit due on the Key Employee's death pursuant to Article VI.

  8.2 A Key Employee shall have the right at any time to revoke a Beneficiary designation and to substitute another such Beneficiary.

  8.3  If, upon the death of a Key Employee, there is no valid
Beneficiary designation, the Beneficiary shall be the Key
Employee's estate.


                         ARTICLE IX

     OBLIGATION TO PAY SUPPLEMENTAL KEY EMPLOYEE BENEFITS

  9.1 All Key Employee Supplemental Benefits payable hereunder shall be paid by the Trustee.

  9.2 Notwithstanding the foregoing, the Trustee shall have no obligation to pay benefits in excess of amounts held by the Trustee with respect to the Policy, including amounts obtained by withdrawals from the Policy, or from proceeds payable to the Trustee under the Policy on the Key Employee's death.

  9.3 Except as otherwise provided by the Trust Agreement, the Policy shall be subject to the claims of creditors of Triad and neither any Key Employee nor any Beneficiary shall have any legal or equitable interest in the Policy, or any other asset of Triad. The Key Employee is a general unsecured creditor of Triad with respect to the promises of Triad made herein, except as otherwise expressly provided by the Trust Agreement hereof.

                           ARTICLE X

                         MISCELLANEOUS

  10.1 The right of any Key Employee, any Beneficiary, or any other person to the payment of any benefits under this Plan shall not be assigned, transferred, pledged or encumbered.

  10.2 This Plan shall be binding upon and inure to the benefit of Triad, its successors and assigns and the Key Employee and his heirs, executors, administrators and legal representatives.

  10.3 Nothing contained herein shall be construed as conferring upon any Key Employee the right to continue in the employ of Triad as an employee.

  10.4 If Triad, any Key Employee, any Beneficiary, or a successor in interest to any of the foregoing, brings legal action to enforce any of the provisions of this Plan, the prevailing party in such legal action shall be reimbursed by the other party, the prevailing party's costs of such legal action including, without limitation, reasonable fees of attorneys, accountants and similar advisors and expert witnesses.

  10.5 This Plan shall be construed in accordance with and governed by the laws of the State of California.

  10.6 This Plan constitutes the entire understanding and agreement with respect to the subject matter contained herein, and there are no agreements, understandings, restrictions, representations or warranties among any Key Employee and Triad other than those as set forth or provided for herein.

  10.7 (a) This Plan may be amended by Triad in writing, provided, however, that no amendment may be made which would alter the irrevocable nature of the Election to defer compensation.

       (b) Notwithstanding the foregoing paragraph or any other provision in this Plan to the contrary, Triad reserves the right to terminate the Plan in its entirety at any time following fifteen (15) days notice to any participating Key Employee. If the Plan is terminated, all benefits shall be paid as if the Key Employee had voluntarily terminated employment on the date of Plan termination, pursuant to the provisions in Section 7.2. Any amounts remaining in the Trust after all benefits have been paid shall revert to Triad.

       (c) Notwithstanding any other provision in the Plan to the contrary, Triad reserves the right to discontinue this Plan and provide for continued compensation deferral under the terms of a successor plan. If this Plan is discontinued and if compensation deferral continues under a successor plan, all amounts contributed under the Plan shall continue to be held by the Trustee and invested in the Policy with payouts in accordance with Article VII.

  10.8 Any notice to be given hereunder by either party to the other shall be effective either by personal delivery in writing or by mail, registered and certified, postage pre-paid, with return receipt requested. Mailed notice shall be addressed to the parties at the following addresses:

Triad:      Triad Systems Corporation
            3055 Triad Drive
            Livermore, CA  94550-9559
            Attn:  Thomas J. O'Malley
                   Vice President, Administration

Trustee:    Comerica Bank-California
            555 Almaden Boulevard
            San Jose, CA  95113
            Attn:  Mr. William Hodges

  IN WITNESS WHEREOF, Triad has caused this Plan to be executed by a duly authorized officer effective as of the Effective Date.

                               TRIAD:

                               TRIAD SYSTEMS CORPORATION


Dated:  May 1, 1994              By: /s/ THOMAS J. O'MALLEY
     -------------------             ----------------------------
                                         Thomas J. O'Malley,
                                          Vice President,
                                          Administration















                             EXHIBIT 10.19

                           AMENDMENT TO THE

                      TRIAD SYSTEMS CORPORATION

                        1982 STOCK OPTION PLAN


  Effective as of April 25, 1994, the Triad Systems Corporation
Amended and Restated 1982 Stock Option Plan (the "Plan") is hereby amended as follows:

  1. Paragraph 6(e) of the Plan is amended and restated in its entirety as follows:

    "(e) Termination of Options. Unless otherwise provided by the Board in the grant of an Option to, or by the amendment of an Option held by, an Optionee who is not at the time of such Board action an "Excluded Person" (as defined below), Options shall be subject to the following:

         (i) If an Optionee ceases to be an employee or director of the Company for any reason except death or disability, any Option, to the extent exercisable by the Optionee on the date on which the Optionee ceased to be an employee or director, may be exercised by the Optionee within three (3) months after the date on which the Optionee ceased to be an employee or director, but in any event no later than the date of expiration of the Option term.

         (ii) If the Optionee's employment or directorship with the Company is terminated because of the death of the Optionee or the disability of the Optionee within the meaning of section 422(c) of the Code, any Option, to the extent exercisable by the Optionee on the date the Optionee ceased to be employed by or a director of the Company, may be exercised by the Optionee (or the Optionee's legal representative) at any time prior to the expiration of twelve (12) months from the date the Optionee ceased to be an employee or director, but in any event no later than the date of expiration of the Option term. An Optionee's employment or directorship shall be deemed to have terminated on account of death if the Optionee dies within three (3) months of such termination.

          (iii) Except as provided in this paragraph 6(e), an Option shall terminate and may not be exercised after the Optionee ceases to be an employee or director of the Company.

          (iv) For purposes of this paragraph 6(e), the term "Excluded Person" shall mean an executive officer or director of the Company or a person who beneficially owns more than 10% of any class of equity security of the Company which is registered under
Section 12 of the Securities Exchange Act of 1934, as amended.

  2. All other terms and conditions of the Plan shall remain in full force and effect.

  IN WITNESS WHEREOF, the undersigned Secretary of Triad Systems
Corporation, a Delaware corporation (the "Company"), certifies that this amendment to the Plan was duly adopted by the Board of Directors of the Company on April 25, 1994.



                                   /s/ JEROME W. CARLSON
                                   ----------------------------
                                       Jerome W. Carlson










                             EXHIBIT 11.1

                    TRIAD SYSTEMS CORPORATION

               COMPUTATION OF EARNINGS PER SHARE
For the Three and Nine Month Periods Ended June 30, 1994 and 1993



                            Three Months Ended   Nine Months Ended
                                    June 30,           June 30,
                                 -------------      -------------
                                 1994     1993      1994     1993
                               -------  -------   -------  -------
                                  (Amounts in thousands except
                                          per share data)

Calculation of number
 of shares entering into
 computation

  Weighted average shares
   outstanding                 13,167   12,322    12,838   12,069

  Assumed conversion of the
   preferred stock and
  exercise of warrants          3,137    3,137     3,137    3,137
                               -------  -------   -------  -------

                               16,304   15,459    15,975   15,206

  Net effect of dilutive
   stock options based on
   the average stock prices     1,118    1,576     1,448    1,785
                               -------  -------   -------  -------

Average primary shares
 outstanding                   17,422   17,035    17,423   16,991

  Net effect of dilutive
   stock options and rights
   based on the ending
   stock price                     --       --        --       11
                               -------  -------   -------  -------

Average fully diluted shares
 outstanding                   17,422   17,035    17,423   17,002
                               =======  =======   =======  =======



Net income before
 extraordinary charge        $  2,201 $  1,597  $  4,641 $  2,934

  Adjustment for full
   dilution computation:
   interest on debt and
   amortization of debt
   costs, net of income
   taxes                            7       26        63       97
                               -------  -------   -------  -------

Income before extraordinary
 charge available for
 primary and fully diluted
 shares                      $  2,208 $  1,623  $  4,704 $  3,031
                               =======  =======   =======  =======

Extraordinary charge on
 repurchase of debt, net of
 taxes                            143       --       143       --
                               -------  -------   -------  -------


Net income available for
 primary and fully diluted
 shares                      $  2,065 $  1,623  $  4,561 $  3,031
                               =======  =======   =======  =======


Earnings per share

  Primary
   Income before
   extraordinary charge      $    .13 $    .10  $    .27 $    .18
   Net Income                $    .12 $    .10  $    .26 $    .18

  Fully diluted
   Income before
   extraordinary charge      $    .13 $    .10  $    .27 $    .18
   Net Income                $    .12 $    .10  $    .26 $    .18