Form 10-K
period 1994-09-30
TRIAD SYSTEMS CORP
filed 1994-12-22
CIK 313867

- - - ------------------------------------------------------------------------------
		 SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C. 20549
    (Mark one)             Form 10-K
      [ X ]     Annual Report Pursuant to Section 13 or 15(d) of
		The Securities Exchange Act of 1934 (Fee Required)
		For the fiscal year ended September 30, 1994
			      OR
      [   ]     Transition Report Pursuant to Section 13 or 15d of
		The Securities Exchange Act of 1934 (No Fee Required)
   For the transition period from ___________ to ____________
		   Commission File Number 0-9505
	       TRIAD SYSTEMS CORPORATION
      (Exact name of registrant as specified in its charter)

	  Delaware                          94-2160013
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          identification No.)

       3055 Triad Drive
     Livermore, California                      94550
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (510) 449-0606
     Securities registered pursuant to Section 12(b) of the Act:

					    Name of each exchange on
       Title of each class                      which registered
       -------------------                  ------------------------
	      None
      Securities registered pursuant to Section 12(g) of the Act:

		     Common Stock, par value $.001
			     (Title of Class)
		     Common Stock Purchase Rights
			     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes X    No
- - - ------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61,350,000 based on the closing sales price of the Company's common stock, as reported on NASDAQ on November 30, 1994. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determin-ation for other purposes.

     The number of outstanding shares of the Registrant's Common Stock as of November 30, 1994 was 13,843,103.

     This report, including all exhibits and attachments, contains 55 pages. The Exhibit Index is located on pages 21-22.

		    DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those Parts of this Annual Report on Form 10-K as are set forth below, but only to the extent specifically stated in such Parts hereof:

(1) Pages 8 through 25 of the Annual Report to Stockholders for Fiscal Year Ended September 30, 1994 which is referred to herein as the "Annual Report" and is incorporated as provided above in Parts II and IV.

(2) Proxy Statement for Annual Meeting of Stockholders scheduled to be held February 9, 1995.

     This proxy statement is referred to herein as the "Proxy Statement" and is incorporated as provided in Part III.

- - - ------------------------------------------------------------------------------


Triad and the stylized logo, LaserCat(R), ServiceCat(R), LaserGuide(R), TelePart(R), Zapstart(R), and Telepricing(R) are registered trademarks of Triad Systems Corporation.

LaserStation(TM), Electronic Catalog(TM), LaborGuide(TM), Competitive Analysis(TM), AdviceLine(TM), Vista(TM), Triad Prism(TM), Triad Service System(TM), Eagle(TM), Eagle LS(TM), MarketPACE(TM) and Triad
ServiceWriter(TM) are trademarks of Triad Systems Corporation.

Interactive(TM) is a trademark of Sun Microsystems, Inc.

Pentium(TM) is a trademark of Intel Corporation.

The Paperless Warehouse(TM) is a trademark of Management Technology International, Inc.

True Value(R) is a registered trademark of Cotter & Company.

IBM(R) and MicroChannel(R) are registered trademarks of International Business Machines.

UNIX(R) is a registered trademark of UNIX Systems Laboratories, Inc.

MS-DOS(R) is a registered trademark of Microsoft Corporation.







				    Part I

ITEM 1.   Business

Introduction

     Triad Systems Corporation is a leading provider of business and information management solutions for the automotive aftermarket and the hardgoods industry. Triad offers new and existing customers a variety of proprietary database products with periodic updates, software and hardware products, financing and ongoing support services.

     Triad's installed base provides significant recurring revenues, accounting for 72% of its annual revenues in fiscal 1994. In the year ended September 30, 1994, 33% of Triad's total revenues were from service and support agreements, 24% from sales of hardware and software upgrades and add-ons to existing customers and 15% from subscription fees for Triad's proprietary database products. Triad's principal strategy is to increase its installed base by offering its database, hardware and software products in its two key markets, by penetrating adjacent segments of those markets and by geographic expansion.

Markets

     The Company's markets consist of numerous independent businesses which require management of large quantities of data. These businesses are increasingly seeking information management products and services targeted to their specific industries. Triad is providing a growing family of database products and information management services to existing and new customers in response to these market demands. See "BUSINESS-Information Services." Triad continues to provide cost-effective software and hardware products for these markets.

     Automotive Aftermarket. The automotive aftermarket consists of four principal levels of distribution: manufacturers, warehouse distributors, wholesalers ("jobbers") and retailers and auto repair shops ("service dealers"). Manufacturers distribute automotive parts through warehouse distributors to jobbers and retailers, who stock and sell the automobile parts used by service dealers and consumers.

     As of September 30, 1994, the Company had approximately 10,000 Automotive Division customers, spanning small-to large-sized jobbers. Historically, the Company's Automotive Division has sold integrated business systems primarily to jobbers. Triad's large installed base of jobber customers provides a source of recurring revenue through sales of applications software packages, peripherals, hardware upgrades, information services, supplies and customer support services. The new Triad Prism is initially targeted at upgrade opportunities for our existing customer base. Due to the high level of automation in the traditional jobber market and the lower per-unit cost of systems being sold to smaller non-automated jobbers, the Company does not anticipate significant growth in revenues from system sales in the domestic jobber market.

     The Company has developed new products and approaches to expand its customer base in adjacent markets. The Company typically offers its software products and databases in conjunction with system sales, and also markets selected software products and databases separately from its hardware products. Triad has gained access to several leading retail chains, as well as jobbers with competing systems, with these products. Further, the Company has reached retail chains, service dealers and small jobbers through products such as the LaserCat and ServiceCat workstations and software and database products. See "BUSINESS-Triad Hardware Systems and Software Products" and "
- - - -Information Services." The ServiceCat product, Triad Service System and Triad ServiceWriter are directed to the automotive repair market of approximately 185,000 potential customers.

     To expand its market presence, Triad intends to pursue strategic acquisitions in its markets as opportunities arise.

     Triad markets its Automotive Division products in the United States, United Kingdom, Ireland, Canada and Puerto Rico. See "BUSINESS-Marketing and Sales." The Company's strategy is to expand its customer base through the development and marketing of database products for the automotive parts aftermarket in the United States, United Kingdom and selected European Community countries. See "BUSINESS-Information Services."

     Triad markets systems to the warehouse distributor segment of the automotive parts aftermarket. In February 1994, the Company introduced The Paperless Warehouse and the UNIX-based Warehouse System to provide new levels of efficiency and productivity in automotive parts warehouses. Approximately 70 mid-range and large warehouse distributors have installed the company's systems, and 180 smaller warehouse distributors and larger jobbers have purchased the Company's Series 14 system or its predecessor, the Series 12 system, equipped with specialized applications software designed for the needs of the warehouse operations. The Triad Information System is designed for large multiple-location customers who require single-system solutions. See "BUSINESS-Triad Hardware Systems and Software Products."

     Hardgoods Industry. Triad's Hardgoods Division offers integrated business systems to approximately 47,000 hardware stores and home centers, lumber/building supplies stores and paint and decorating retailers with annual sales of between $250,000 and $100 million. At September 30, 1994, the Company had more than 3,500 customers in these markets.

     Hardgoods distribution chains have a much lower level of automation than the automotive parts aftermarket. The Company believes that independent hardgoods dealers are increasingly recognizing the advantages of automation as they face increased competition. Hardgoods trade journals have strongly favored automation, and major hardgoods wholesalers and cooperatives strongly endorse automation to their members. Approximately half of the top 60 hardware distributors endorse Triad products and services, along with five of the seven leading lumber and building materials groups. In addition, Triad has developed and maintains strong relationships with the four major hardgoods cooperatives. See "BUSINESS-Marketing and Sales."

     Technological advancements in Triad's interactive UNIX-based Eagle and Eagle LS systems allow for product offerings suitable for hardgoods and building materials chains with up to 30 stores and $100 million in annual sales. See "BUSINESS-Triad Hardware Systems and Software Products."

Information Services

     Triad provides its proprietary databases to its customers in return for a license fee and monthly subscription fees entitling customers to periodic updates. These database products generate recurring revenues for Triad through the monthly subscription fees and differentiate the Company's products from those of its competitors, contributing to new system sales. The Company cur-rently offers four unique databases to its Automotive Division customers and has a database catalog product for hardgoods distribution chains affiliated with Cotter & Company (True Value).

     Electronic Catalog. Triad's Electronic Catalog product provides nearly
16.5 million automobile parts applications. This database virtually eliminates the time-consuming and cumbersome use of printed catalogs and is designed to increase productivity and accuracy in parts selection and handling. Proprietary software on Triad's jobber systems integrates information from the Electronic Catalog and the Telepricing databases so that for a given auto-motive repair, such as a tune-up, all parts required are identified, along with updated prices and inventory levels. Additional prompts enable the jobber to recommend related parts that the customer may need in addition to the parts requested. Triad charges a monthly subscription fee for the Electronic Catalog database and provides the customer with periodic updates. At September 30, 1994, approximately 3,400 customers had licensed the Electronic Catalog database and it was used at more than 29,000 automotive counter positions.

     Telepricing. The Telepricing service provides automatic price updates for automotive parts following a manufacturer's price change, eliminating a customer's need to input this data manually. Telepricing service customers pay an initial license fee and a monthly subscription fee for this updating service. This database had more than 3,000 subscribers at September 30, 1994.

     LaborGuide Database. The LaborGuide database automates the estimation of labor hours for car repairs and is based on labor estimating data from Mitchell International, Inc. There were more than 1,600 customers paying monthly fees for this database at September 30, 1994. This database is targeted to approximately 185,000 service dealers in the United States and permits users to comply more easily with regulations in many states that require written estimates of repair costs. During fiscal 1994, Triad added a new dimension to the automotive repair industry's most comprehensive database with its introduction of Major Service Intervals for domestic automobiles. The data includes detailed labor time and parts recommendations as defined by the automobile manufacturer, enabling subscribers to schedule regular maintenance appointments for their customers.

     LaserGuide. The LaserGuide database is a reconfiguration of Electronic Catalog and allows a jobber to determine which automobiles (by make and year) the identified automotive parts will fit. The database also assists the jobber in making decisions on inventory levels. There were approximately 300 cust-omers using this database at September 30, 1994.

     Workstation Products. Triad offers several products which are designed to make its proprietary databases available in a cost-effective manner to businesses with or without Triad systems. These products, including the LaserCat and ServiceCat, make Triad's proprietary database products available through CD-ROM technology and are designed to operate as stand-alone terminals or integrated as terminals in Triad systems or many competitors' systems. See "BUSINESS-Triad Hardware Systems and Software Products." The Company's Information Services Division also markets the software and database products to new customers separately from Triad's hardware systems.

     Databases for Retailers. Triad markets its database products to large automotive retail chains (i.e., Goodyear, Western Auto, Kmart and Sears) with multiple national or regional sites. These chains use a variety of hardware platforms and applications software on their systems. Triad's proprietary databases are integrated into these systems. Triad's applications software may, but need not, be included in these packages.

     Databases for Manufacturers. Triad markets database services utilizing Triad's database products to auto parts manufacturers. In addition to the full Telepricing database, manufacturers may select only certain categories of parts, or may choose the Competitive Analysis service, which compares price levels and number of applications to a competitor's product line. Triad's new transaction analysis services, MarketPACE for the Automotive aftermarket and VISTA for the Hardgoods industry, reports product movement information based on point of sale (POS) data collected at the independent retail levels in the respective markets. MarketPACE services supply comprehensive POS information and inventory analysis providing the decision support tools required to increase sales, boost productivity, improve distribution and enhance customer service for warehouses and auto parts stores. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using POS business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by the MarketPACE and VISTA services provide manufacturers with insight into how a given product or brand performs against its competitors and the market in general.

     Databases for International Markets. Triad established a wholly-owned subsidiary in Longford, Ireland, to create, maintain and distribute database products for automotive business management systems marketed by Triad and third parties in the United Kingdom and Ireland and subsequently for third party systems marketed in selected European Community nations. This project is supported, in part, by grants from the Industrial Development Authority of Ireland ("IDA"), subject to maintaining minimum capitalization and employment levels for the subsidiary. The facility began distributing database products in 1993 and its Electronic Catalog product is marketed in the United Kingdom and Ireland. Triad also markets automotive database products in Canada and Puerto Rico and is in the process of developing a product for the French market to be introduced in late 1995.

     Cotter & Company Database. Triad introduced the Cotter & Company database product as a catalog of products available from the Cotter & Company (True Value) cooperative warehouses. The database is marketed both to Cotter affiliates and to independent outlets and outlets affiliated with other cooperatives. See "BUSINESS-Triad Hardware Systems and Software Products."

Triad Hardware Systems and Software Products

     Triad's applications software and business computer systems, together with its database products, provide comprehensive business solutions targeted to its two key markets. The Company provides a different set of standard applications programs for each market that include user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. These software products also allow Triad customers to access the Company's proprietary databases. See "BUSINESS-Information Services."

     Systems developed for each specific market are generally field-upgradable to meet customers' future growth needs. Hardware components include central processing units (CPUs), disk drives, video display terminals, CD-ROM storage devices, point of sale terminals, communication devices, printers and other peripherals. Triad's systems also have communication capabilities allowing users to exchange purchase orders and pricing and inventory information with suppliers and, in some cases, customers.

     Automotive Aftermarket. Since the first phase of the Triad Prism platform introduced in 1993, more than 500 Triad Prism systems have been installed. Triad Prism is a powerful UNIX-based system featuring Intel Pentium and other processors. Triad Prism was created specifically for the automotive parts distributor, and it employs a "management-by-exception" capability that is intuitive and efficient. Triad's Series 11, Series 12 and Series 14 product lines, and the Triad Prism track inventory, perform point of sale functions such as invoicing, billing and other accounting functions. Smaller warehouse distributors also use these systems with applications software designed to serve their particular information management requirements. Triad's systems also use a microcomputer manufactured by Triad with a proprietary operating system. The systems also enable customers to use the Electronic Catalog database and Triad's other automotive database products. See "BUSINESS-Information Services."

     The Company also markets the TelePart terminal to its jobber customers, who generally place the terminal on-site with their service dealer customers. The TelePart terminal allows service dealers to electronically order parts by communicating directly with that jobber's Triad system equipped with the Electronic Catalog product. At September 30, 1994, Triad had installed more than 2,400 TelePart terminals.

     In May 1994, Triad introduced Triad ServiceWriter, the latest addition to its growing family of affordable information management solutions. Triad ServiceWriter blends Triad's unique databases of 2 million parts, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology and easy-to-use, pull-down windows. Triad ServiceWriter also creates printed work estimates, automated work orders and maintains individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions to generate higher volumes. Utilizing Triad's unique TelePart feature, Triad ServiceWriter electronically orders required parts, speeding and increasing the accuracy of the ordering process. Triad ServiceWriter can also be integrated with other Triad services, including Triad's new Service Accounting and ServiceTech for the latest in technical bulletins and other repair infor-mation. ServiceWriter can also be expanded to include inventory management, point of sale and general accounting applications.

     The ServiceCat workstation is marketed to the service dealer segment of the automotive parts aftermarket. The ServiceCat product includes the Electronic Catalog and LaborGuide databases and TelePart software. It permits service dealers to estimate the cost of an entire repair job, including parts and labor, for customers which is mandatory in several states. See "BUSINESS-Information Services." Triad's Information Services Division also markets the ServiceCat software and databases separately from the workstation.


     The Company also markets various terminals and workstations which provide access to Triad's proprietary databases. Triad's LaserCat product is marketed to customers requiring the complete Electronic Catalog database product, regardless of whether they own a Triad jobber system, a competitor's system or are not automated. The LaserCat product is an independent PC-based workstation using CD-ROM technology to provide access to Triad's Electronic Catalog database product, resulting in recurring revenues from monthly subscription fees. See "BUSINESS-Information Services." LaserCat workstations function as stand-alone units and also can be integrated as a terminal with any Triad Jobber System or with numerous competitors' jobber systems. Approx-imately 8,000 LaserCat workstations had been sold as of September 30, 1994. Triad's Information Services Division also markets the LaserCat software and databases separately from the workstation. See "BUSINESS-Information Services."

   Triad's warehouse systems have the potential for a larger number of application enhancements and offers increased processor speed to serve businesses with high transaction volumes. The enhanced database management features allow the user flexibility in information retrieval. The Paperless Warehouse from Triad eliminates manual entry of parts-related information and enables warehouse operators to update inventory records, dramatically changing the way warehouses manage the flow of parts. This product enables employees to utilize hand-held computers equipped with bar-code scanners and radio transmitters to perform every warehouse task from receiving to stocking and from order picking to shipping, transmitting the data to the host Triad computer. Triad's UNIX-based Warehouse System merges the latest UNIX/RISC technology to provide users with total warehouse management capabilities and gives users a powerful relational database to access any information they require.

     Hardgoods Industry. Triad hardgoods systems automate inventory control, point of sale functions (such as invoicing and billing), payroll, accounting and purchase orders to affiliated cooperatives and distributors.

     The UNIX-based Intel 486/Pentium driven Eagle series of systems is designed for mid- to large sized hardgoods dealers. These systems have greater power and functionality and therefore have expanded access to larger hardgoods dealers. Existing Triad customers are able to upgrade to an Eagle system and utilize the newly incorporated technological advancements. More than 1,750 Eagle systems, including upgrades and new systems, have been sold as of September 30, 1994.

     The Company's Eagle LS blends the power and flexibility of Triad's UNIX-based business and information management system with applications and features created to meet the unique needs of lumber and building materials operations. The Eagle LS system efficiently manages the flow of a typical transaction, including estimating, ordering and inventory management, shipping, invoicing and tracking accounts receivable. The system's compre-hensive features enable retailers to serve a wide range of customers, from building contractors to the do-it-yourself customer.

     The LaserStation product includes the Cotter and Company database product, is designed as a stand-alone unit and may also be integrated as part of a Triad hardgoods system.

     Business Products. Triad markets a wide line of business products to the automotive aftermarket and hardgoods industry through catalogs and telemarketing services.

Customer Support and Services

     The Company's Customer Support Services organization, representing approximately 32% of the Company's full-time employees at September 30, 1994, provides service, training and support to Triad's domestic and international customers. System support agreements are a significant source of recurring revenue for Triad. Triad system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support. Management believes its service organization represents a major competitive advantage.

     Hardware Maintenance and Software Support. Triad provides a limited 90-day warranty on its systems. Triad also offers a variety of post-sale support programs through its system support agreements, including preventive and remedial maintenance, hardware engineering modifications and daily system operating support by phone. Triad's customers can call the Company's AdviceLine service on a toll-free network, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary.

     Quick Assist, introduced in October 1994, is an automated service that connects customers directly with an Advice Line representative for high-priority assistance. It provides an alternative to customers who, due to the urgency of their support need, do not want to wait for a return call.

     Virtually all new system customers enter into system support agreements at the time of acquisition and most retain such service agreements as long as they own the system. Monthly domestic fees vary with system size.

     Triad also provides support for approximately 450 dental customers with systems previously marketed by Triad and provides support to other businesses under third party maintenance agreements.

     At September 30, 1994, the Company had 189 field engineers and managers, and 68 customer education representatives (CERs) and managers in 120 domestic and 15 foreign field service offices.

     Customer Training. Customer training is offered in the Company's facilities, including 40 education centers nationwide. The Company also provides on-site training for new and existing customers. In addition to training in system operations and software enhancements, Triad offers seminars and workshops to assist customers in understanding the capabilities of their systems.

     Pre-Delivery Services and Installation. Triad's sales representatives provide a number of pre-delivery services to Triad's customers, including a cost-justification analysis, visits to current Triad users, site planning and preparation, training for management and employees and installation planning. Triad's Zapstart product pre-loads an individual automotive customer's inven-tory, pricing and parts applications data into its Triad system upon installation, saving customers significant data-entry time. The Company also offers hardware retailers a similar capability to preload inventory files provided by certain cooperatives or distributors.

Marketing and Sales

     The Company markets its automotive and hardgoods products and services through a 275-person direct sales organization operating from 120 domestic and 15 foreign sales and support offices as of September 30, 1994.

     The Company's systems are marketed through direct sales calls and by system demonstrations in customer facilities or in Company sales offices. Sales prospects are generated by telemarketing, customer referrals, trade publication advertising and trade show demonstrations. Triad's national accounts sales force solicits endorsements and other marketing arrangements with regional and national associations, distributors and cooperatives.

     In addition, the Company markets its unique database products directly by telemarketing and direct sales, or indirectly through value-added resellers, to jobbers, service dealers and hardgoods distribution chains. Triad reaches potential customers who do not own Triad computer systems by marketing its database information products through value-added resellers who offer other systems or products in Triad's markets.

     The Company began marketing certain products and services in the automotive aftermarket of the United Kingdom and Canada in the early 1980s. Marketing efforts were expanded to Ireland through the United Kingdom subsidiary in 1989. Sales in foreign countries are generally priced in local currencies and are therefore subject to currency exchange fluctuations.

     For the years ended September 30, 1992, 1993 and 1994, no customer other than Triad Systems Financial Corporation ("Triad Financial"), accounted for 10% or more of Triad's revenues, and no end user accounted for more than 10% of Triad's revenues. Historically, the Company's business has been seasonal, with the Company generally experiencing a decline in revenues in the first quarter of each year from the final quarter of the preceding year, with revenues usually building as the year progresses.

Triad Systems Financial Corporation

     Triad formed Triad Systems Financial Corporation in August 1978 to provide lease financing to the Company's customers. Leases are full-payout, noncancellable leases with terms from two to six years. Triad Financial provided lease financing for approximately 61% of domestic business systems sales in the year ended September 30, 1994.

     The Company believes that its ability to offer lease financing to its customers through Triad Financial shortens the sales cycle and provides a competitive advantage in marketing Triad products. From its inception through September 30, 1994, Triad Financial purchased and leased $488 million of Triad equipment, including $39.6 million during fiscal 1994. Triad Financial provides lease financing and administration services to independent third parties in the markets that Triad serves, and since that time has financed $35.5 million under these programs, including $11.4 million in 1994. It is actively pursuing additional third party opportunities.

     Triad Financial discounts most of its lease receivables on either a full or limited recourse basis to banks and lending institutions under discounting agreements. Under the agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment for discounted leases. The contin-gent liability for losses was $19.4 million at September 30, 1994. The discounting agreements provide for limited recourse of up to 10% or full recourse at 100% of discounted proceeds, depending on the credit risk associated with specific leases. At September 30, 1994, the Company had $26 million invested in its lease portfolio and, if needed, maintains discounting lines to sufficiently liquidate the principal of this investment into cash.

     The discounting agreements contain restrictive covenants that must be maintained in order to discount, the most restrictive requiring that both Triad and Triad Financial be profitable every quarter. Under the terms of an operating and support agreement with Triad Financial, the Company is obligated, if required, to make equity contributions or subordinated loans to enable Triad Financial to fulfill its obligations under the equipment financing agreements.

Product Development

     Triad's newest products are based on open systems design architecture. This allows the use of latest technology hardware and industry standard software for rapid development of products and services. Triad typically bundles its application software with industry standard operating systems and hardware platforms. Triad uses its system integration expertise to deliver reliable systems with the appropriate performance and scalability for future enhancements. The open design environment allows the Company to focus its development efforts on applications that provide business solutions for each segment of its markets. During 1992, 1993 and 1994, Triad's respective product development expenditures including capitalized costs were $10.8 million, $10.9 million and $11.2 million.

     The Company capitalized $3.3 million, $2.8 million and $3.1 million of software development costs in 1992, 1993 and 1994, respectively. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally three or five years, or a cost per unit sold basis.

     At September 30, 1994, the Company employed 119 persons in product development. Separate teams of Company analysts and programmers are dedicated to each of the Company's markets. Common hardware and operating system expertise provides support to each market-oriented development team. In addition, Triad uses industry-specific advisory councils, representing a cross-section of its customers, to review its development plans and give advice on software applications features and priorities as they relate to their automation needs.

Manufacturing

     Triad's Manufacturing operation consists primarily of systems integra-tion, including third party hardware and software with the Company's application software. Triad assembles and tests systems or peripherals from standard components and third party subassemblies at the Livermore facility. In addition, Triad provides manufacturing and test services for third party companies to optimize capacity and material planning operations.

     Purchased parts and standard assemblies normally account for approximately 95% of hardware overhead cost, with subassembly, assembly and test costs representing the balance. The Company had 52 manufacturing employees at September 30, 1994. Standard systems are typically shipped in the same quarter the orders are received. The backlog of orders is not a signi-ficant factor in understanding the Company's business.

     Most of the components and peripherals used in the Company's systems are available from a number of different suppliers, although the Company generally purchases such major items as peripherals from a single source of supply. The Company believes that alternative sources could be developed, if required, without significant disruption or delay of shipments.

Product Protection

     Triad regards its software and databases as proprietary and attempts to protect them with copyrights, trade secret law and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets.

     Triad has obtained software licenses from several sources covering operating systems and applications programs used in its minicomputer and microcomputer systems and planned for future products. The Company is not aware that the manufacture and sale of its current hardware, software and database products requires any licenses from others not already secured.

     Triad holds one patent, has two patents pending and may seek additional patent protection related to new hardware or software products as appropriate.

Competition

     Triad experiences competition for its applications software and database products from a variety of firms, ranging from small, independent applications software producers to partnerships of software producers and computer systems manufacturers (e.g., IBM and Digital Equipment Corp.). Some of Triad's competitors customize general-purpose business management software and market it for use on industry-standard hardware. The Company also faces competition in both the automotive and hardgoods segments from distributors and coop-eratives that market computer systems to their members. Competition for the Company's higher-priced warehouse systems comes from both customers developing their own systems in-house, and from large, well-established businesses that offer general-purpose business computers and custom programming. Entry into the markets for the Company's products is not unusually difficult, and new competition is expected.

     The Company believes that the key competitive factors in each of the Company's markets are information management capability, product features and functions, quality and quantity of data, price, ease of use, reliability, quality of technical support and customer service and features and functions. The Company believes that it competes favorably with respect to these factors.

Litigation

     The Company is involved in litigation arising in the ordinary course of business and in litigation to protect its proprietary rights. Triad is party to various legal proceedings, primarily in connection with deficiencies from customer-financed leases for products and services and related contract defenses such as breach of warranty. Alleged damages vary widely and some actions involve claims against the Company for damages, including punitive damages. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

Employees

     At September 30, 1994, Triad had 1,449 full-time employees. Persons with programming skills and experience are in great demand in the information management industry. The loss of a substantial number of these personnel, or an inability in the future to obtain sufficient additional qualified person-nel, would have an adverse effect on the Company's business. The Company considers its employee relations good and is not party to any collective bargaining agreements.

ITEM 2.  Properties

     The Company owns substantially all of its real property and the equipment used in its business. Corporate headquarters is located on a portion of its Livermore, California properties. Operations are consolidated in three buildings aggregating 220,000 square feet. Title to the headquarters buildings and the land on which they sit is held by a wholly owned subsidiary of the Company, which leases the premises to the Company for approximately $209,000 per month. The property and the lease are pledged as security on a 15-year term loan made by an insurance company to the subsidiary in the principal amount of $15.5 million with an initial interest rate of 9 7/8% that may be adjusted at the option of the lender in 1998.

     At September 30, 1994, the Company was leasing sales and service space in 120 cities in the United States and 15 foreign sites.

     In 1984 the Company purchased Triad Park, an aggregate of 398 contiguous acres in the City of Livermore, for a total purchase price of $15.8 million. The Company subsequently reconveyed approximately 10 acres of Triad Park to the sellers under the terms of the original purchase agreement. Since 1984, the Company has also conveyed approximately 12.8 acres to Livermore for roadways which Triad developed in Triad Park. A portion of Triad Park consisting of 110 acres is zoned "open space" and currently may not be developed under an agreement with the City of Livermore.

     The Company sold an aggregate of 39.6 acres of Triad Park from fiscal years 1987 through 1994 for $8.5 million and intends to market 166 acres of Triad Park for resale during the next several years. Approximately 50 acres of property have been rezoned for retail use, and the balance of the property is zoned for industrial and research and development purposes. As part of this rezoning process, the Company entered into an agreement with the City of Livermore canceling the former development agreement for the Triad Park and eliminating any further obligations by the Triad Park owners, including Triad, to construct or participate in any assessment district to fund construction of two freeway interchanges and a water storage facility. However, all future construction in the Triad Park will require payment to the City of its current traffic impact fees required in connection with issuance of building permits.

     Improvements are financed through municipal bonds. Two series of municipal bonds were sold by an assessment district from November 1985 through September 1988 to finance $11.5 million in improvements. A community facilities district was formed in 1990 that replaced the function of the assessment district under which $2.4 million in improvements were financed in September 1990. The community facilities district is authorized to finance a total of $17 million in bonds to provide funds to pay costs of the acquisition and construction of certain public facilities and services related to Triad Park. In 1993, the assessment district debt was refinanced to take advantage of lower interest rates.

     The liens of the assessment district and community facilities district securing those bonds is segregated on a pro rata basis among all developable parcels of Triad Park and thus, except with respect to parcels retained by Triad for its own use, will be assumed by buyers of individual parcels.

     Principal and interest payments are required to be made by Triad (or by subsequent purchasers of parcels of Triad Park) as additional bonds up to the $17 million authorized are sold. With respect to $11.2 million in assessments outstanding, the Company made $903,000 in interest payments on the bonds in fiscal 1992, $1,033,000 in fiscal 1993 and $864,000 in fiscal 1994.

     The Company intends to sell those portions of the Livermore acreage which are in excess of the Company's long-term facilities requirements. The Company's ability to market this property is dependent upon interest rates, general economic and market conditions, the prospective purchaser's ability to develop the property and the purchaser's ability to obtain a variety of governmental approvals, none of which is assured and all of which are subject to objections from the public. Economic conditions continue to impact the real estate market in Livermore, and throughout California, which has resulted in reduced real estate activity.

ITEM 3.  Legal Proceedings

     See "Item 1-Litigation."

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1994.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     There is incorporated by reference the information under the caption "Market for Triad Stock" on page 25 of the Annual Report.

ITEM 6.  Selected Financial Data

     There is incorporated by reference the information under the caption "Selected Financial Data" on the inside cover of the Annual Report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     There is incorporated by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 11 of the Annual Report.

ITEM 8.  Financial Statements and Supplementary Data

     There is incorporated by reference the financial statements and the notes thereto which appear on pages 12 to 22 of the Annual Report.

ITEM 9.  Disagreements on Accounting and Financial Disclosure

     Not applicable.



			       PART III


ITEM 10.  Directors, Executive Officers and Operating Management of the
	  Registrant

     The Company's Directors, Executive Officers and Operating Management as of December 15, 1994 are as follows:

Name                    Age       Position
- - - --------------------    ---       ---------------------------------

William W. Stevens      63        Chairman of the Board

Henry M. Gay            70        Director

George O. Harmon        71        Director

Richard C. Blum         59        Director

James R. Porter         58        President, Chief Executive Officer,
				  and Director

Shane Gorman            51        Executive Vice President

Thomas A. King          50        Vice President, Product Development
				  and Manufacturing

Stanley F. Marquis      51        Vice President, Finance, Chief Financial
				  Officer Corporate Secretary and Corporate
				  Treasurer; President, Triad Systems
				  Financial Corporation

Edward Molkenbuhr       47        Vice President and General Manager,
				  Service Dealer Division

Thomas J. O'Malley      59        Vice President, Administration

Richard J. Savage       48        Vice President and General Manager,
				  Automotive Division

Chad G. Schneller       53        Vice President and General Manager,
				  Hardgoods Division

Donald C. Wood          57        Vice President and General Manager,
				  Information Services Division

Dan F. Dent             47        General Manager, Customer Support
				  Services Division

Bruce M. Blanco         45        Corporate Controller
</END TABLE>


     The Board of Directors is divided into four classes, designated Class I, Class II, Class III and the Senior Preferred Director, consisting of one, one, two and one directors, respectively. The director in Class I
(Mr. Stevens) holds office until the annual meeting in 1997, the director in Class II (Mr. Gay) holds office until the annual meeting in 1995, the directors in Class III (Mr. Harmon and Mr. Porter) and the Senior Preferred
Director (Mr. Blum) hold office until the annual meeting in 1996. Officers serve at the discretion of the Board of Directors. The business address of each of the executive officers and directors is 3055 Triad Drive, Livermore, California 94550.

     Mr. William W. Stevens is a founder of the Company and has been Chairman of the Board since 1972. Mr. Stevens served as President and Chief Executive
Officer from inception until September 1985, and as Corporate Treasurer from inception until December 1980.

     Mr. Henry M. Gay is a founder of the Company and was Vice President, Marketing until December 1980. He has been a director since 1972 and was Corporate Secretary from 1972 to September 1987.

     Mr. George O. Harmon was elected a director of the Company in March 1986.
Mr. Harmon has been the President and Chief Executive Officer of Harmon
Associates International, Inc., a management consulting and executive search corporation since March 1980.

     Mr. Richard C. Blum became a director of the Company in August 1993.
Mr. Blum is the President and Chairman of Richard C. Blum & Associates, L.P., a merchant banking and registered investment management company he founded in 1975.

     Mr. James R. Porter joined the Company as President and Chief Executive
Officer and was elected a director of the Company in September 1985.

     Mr. Shane Gorman joined the Company as a sales representative in 1972 and has held several progressive management positions, including General Manager, Automotive Division, General Manager, Dental Division and Vice President and
General Manager, Automotive Division. He became Executive Vice President in
September 1992.

     Mr. Thomas A. King joined the Company in April 1989 as Vice President,
Product Development and became Vice President, Product Development and
Manufacturing in October 1993.

     Mr. Stanley F. Marquis joined the Company in January 1980 as Director of
Triad Systems Financial Corporation. In August 1983 he was elected President,
Triad Systems Financial Corporation and in September 1987 he was elected
Treasurer of Triad. In December 1994 he was promoted to Vice President,
Finance, Chief Financial Officer and became Corporate Secretary.

     Mr. Edward Molkenbuhr joined the Company in September 1993 as Vice
President and General Manager of the Company's new Service Dealer Division.
Prior to joining Triad, he served as President and Chief Executive Officer of Amicus Information Services from November 1992 to May 1993. From January 1983 to November 1992, he served in a number of key senior positions with ADP, Inc. where his most recent position was Senior Vice President of Data Services.

     Mr. Thomas J. O'Malley joined the Company in January 1981 as Director of
Administration and was elected Vice President, Administration in August 1983.

     Mr. Richard J. Savage joined the Company in June 1991 as National Sales
Manager, was promoted to General Manager of the Company's Automotive Division in September 1992 and became Vice President and General Manager, Automotive
Division in September 1993. Prior to joining Triad, he spent four years with Stenograph Corporation as Senior Vice President of Marketing.

     Mr. Chad G. Schneller joined the Company as Vice President and General
Manager, Hardgoods Division in July 1994. Prior to joining Triad, he served as
President and Chief Executive Officer of Harvest Software from January 1991 to
December 1993, and was Senior Vice President of Metaphor Computer Systems from
May 1987 to December 1990.

     Mr. Donald C. Wood joined the Company as Vice President and General
Manager, Information Services Division in June 1990. Prior to joining Triad, he spent 22 years with Donnelly Marketing, a division of the Dun & Bradstreet
Corporation. His most recent position was Senior Vice President, Information
Services.

     Mr. Dan F. Dent joined the Company in January 1993 as Director of Field
Operations and became General Manager, Customer Support Services Division in
October 1994. Prior to joining Triad, he was Vice President, Customer Support
Services at Ultimate from July 1991 to December 1992. From August 1984 to June
1991 he held a variety of senior service management positions at Motorola
Codex, where his most recent position was Vice President, Field Engineering.

     Mr. Bruce M. Blanco joined the Company in April 1984 as Financial
Manager of Triad Systems Financial Corporation. In January 1985 he became
Revenue Systems Manager and he has been Controller since May 1988.

ITEM 11.  Executive Compensation

     There is incorporated by reference the information under the caption
"EXECUTIVE COMPENSATION AND OTHER MATTERS" in the definitive Proxy Statement to be filed by Triad within 120 days of the end of Triad's fiscal year pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference the information under the caption of "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement to be filed by Triad within 120 days of the end of Triad's fiscal year pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions

     There is incorporated by reference the information under the caption
"EXECUTIVE COMPENSATION AND OTHER MATTERS" in the definitive Proxy Statement to be filed by Triad within 120 days of the end of Triad's fiscal year pursuant to Regulation 14A.

- - - ------------------------------------------------------------------------


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's
Registration Statements on Form S-8, Nos. 33-52101 (filed January 31, 1994),
33-60320 (filed March 30, 1993), 33-40945 (filed May 30, 1991), 33-40875
(filed May 29, 1991), 33-38540 (filed January 7, 1991), 2-88436 (filed
December 15, 1983), 33-2427 (filed November 24, 1985), 33-15219 (filed
June  19, 1987), 33-20239 (filed February 22, 1988), 33-33553 (filed
February 21, 1990) and 33-33554 (filed February 21, 1990).

     Insofar as indemnification for liabilities arising under the Securities
Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


			      PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
	  8-K

(a)  Financial Statements, Schedules and Exhibits

(1)  Consolidated Financial Statements

     The following consolidated financial statements of Triad Systems
Corporation and subsidiaries (including Triad Financial), and related notes, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, included in the Annual Report are incorporated herein by reference.


							 Annual Report
							  Page Number
							 -------------

Consolidated Statements of Income for the years ended
   September 30, 1992, 1993 and 1994 ......................... 12

Consolidated Balance Sheets at September 30, 1993 and 1994 ... 13

Consolidated Statements of Cash Flows for the years ended
   September 30, 1992, 1993 and 1994 ......................... 14

Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended September 30, 1992, 1993 and 1994 ..... 15

Notes to Consolidated Financial Statements ................... 16-22

Corporate Responsibility Statement ........................... 23

Report of Independent Accountants ............................ 23
</END TABLE>



(2)  Consolidated Financial Statements Schedules in Form 10K Report

Report of Independent Accountants ............................ 17

VIII  Valuation and Qualifying Accounts ...................... 18

IX  Short-Term Borrowings .................................... 19

X  Supplementary Income Statement Information ................ 20
</END TABLE>


     In accordance with the rules of Regulation S-X, the other required schedules are not submitted because (a) they are not applicable or required, or (b) the information required to be set forth therein is included in the financial statements, or notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all consolidated subsidiaries are totally held and are not indebted to any person, other than the Registrant, in an amount that is in excess of 5% of total consolidated assets.

(3)     Exhibits

See Index to Exhibits, pages 21-22.

(b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1994.



				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				      TRIAD SYSTEMS CORPORATION


December 20, 1994                 By:  /s/  James R. Porter
- - - ------------------                    -------------------------
      Date                                 James R. Porter
					       President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                      Date
- - - ------------------------   ------------------------------   --------------

/s/  JAMES R. PORTER       President
- - - ------------------------   (Principal Executive Officer)
  (James R. Porter)


/s/  STANLEY F. MARQUIS    Vice President
- - - ------------------------   (Principal Financial Officer)
  (Stanley F. Marquis)


/s/  BRUCE M. BLANCO       Corporate Controller
- - - ------------------------   (Principal Accounting Officer)
  (Bruce M. Blanco)


/s/  WILLIAM M. STEVENS    Chairman of the Board
- - - ------------------------
  (William M. Stevens)


/s/  HENRY M. GAY          Director
- - - ------------------------
  (Henry M. Gay)


/s/  GEORGE O. HARMON      Director
- - - ------------------------
  (George O. Harmon)


/s/  RICHARD C. BLUM       Director
- - - ------------------------
  (Richard C. Blum)
</END TABLE>


		      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Triad Systems Corporation
Livermore, California



Our report on the consolidated financial statements of Triad Systems
Corporation and subsidiaries has been incorporated by reference in this Form
10-K from page 23 of the 1994 Annual Report to Stockholders of Triad Systems
Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



				 COOPERS & LYBRAND L.L.P.



San Jose, California
October 18, 1994






	       TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES

			     SCHEDULE VIII

		   VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
- - - ------------------------------------------------------------------------
COL A                        COL B      COL C       COL D       COL E
- - - ------------------------  ----------  ----------  ---------   ----------
				      Additions
			  Balance at  Charged to              Balance at
			  Beginning   Costs and               End of
     Description          of Period   Expenses    Deductions  Period
- - - ------------------------  ----------  ----------  ----------  ----------

Year ended
  September 30, 1992:

Allowance for doubtful
 accounts and system
 returns                    $1,637     $6,549      $7,070(A)   $1,116
			    ======     ======      ======      ======

Product warranty costs(B)     $329     $1,598      $1,541        $386
			    ======     ======      ======      ======

Inventory valuation         $1,238       $675        $610      $1,303
			    ======     ======      ======      ======

Year ended
  September 30, 1993:

Allowance for doubtful
 accounts and system
 returns                    $1,116     $6,806      $6,145(A)   $1,777
			    ======     ======      ======      ======

Product warranty costs(B)     $386     $1,695      $1,519        $562
			    ======     ======      ======      ======

Inventory valuation         $1,303       $743      $1,108        $938
			    ======     ======      ======      ======

Year ended
  September 30, 1994:

Allowance for doubtful
 accounts and system
 returns                    $1,777     $6,819      $6,445(A)   $2,151
			    ======     ======      ======      ======

Product warranty costs(B)     $562     $1,079      $1,380        $261
			    ======     ======      ======      ======

Inventory valuation           $938     $  595      $  875        $658
			    ======     ======      ======      ======

- - - -------------------------------------

(A) Balances written off during year and transfer of reserves to other liabilities to provide for recourse on discounted leases.

(B) The estimated cost of warranty repairs is added to the reserve at the time the products are sold and actual costs deducted as incurred.

</END TABLE>






	       TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES

			     SCHEDULE IX

			 SHORT-TERM BORROWINGS
(Dollars in thousands except percentage calculations)
- - - --------------------------------------------------------------------------
- - - -------------
COL A                COL B      COL C      COL D       COL E        COL F
- - - ------------------  -------   --------    --------   ---------    ----------
					  Maximum     Average     Weighted
			      Weighted    amount      amount      average
			      average     out-        out-        interest
   Category of      Balance   interest    standing    standing    rate
   aggregate        at end    rate at     during      during      during
   short-term       of        end of      the         the         the period
   borrowings       period    period      period      period(B)   period(C)
- - - ------------------  -------   --------    --------    ---------   ----------

Year ended
September 30, 1992:

Payable to Banks
for Borrowings(A)    $  --      --%        $2,500      $1,189       7.4%
		     =====     ====        ======      ======       ====

Year ended
September 30, 1993:

Payable to Banks
for Borrowings(A)    $  --      --%        $6,750      $2,756       7.0%
		     =====     ====        ======      ======       ====

Year ended
September 30, 1994:

Payable to Banks
for Borrowings(A)    $  --      --%        $7,800      $3,000       7.6%
		     =====     ====        ======      ======       ====


- - - -------------------------------------

(A)  See Note 11 of Notes to Consolidated Financial Statements.

(B) The average borrowings are calculated by dividing the number of days outstanding per borrowings by the total number of days outstanding for all borrowings, multiplied by the principal borrowing.

(C) The weighted average interest rate is the sum of all weighted average interest rates per borrowings and is calculated by dividing the number of days outstanding by the total number of days outstanding for all bor-rowings, multiplied by the interest rate per borrowing.
</END TABLE>





		 TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES

				SCHEDULE X

		 SUPPLEMENTARY INCOME STATEMENT INFORMATION

		   For The Three Years Ended September 30,

(Dollars in thousands)
- - - -----------------------------------------------------------------------------
COL A                                          COL B
- - - -----------------------------------------------------------------------------
					  Charged to costs and expenses
				  -------------------------------------------
Description                         1992            1993          1994
- - - -------------------------          ------          ------        ------


Advertising costs                  $1,124          $1,125        $1,187
				   ======          ======        ======


Amortization of tangible assets
 and capitalized software          $3,461          $3,948        $3,709
				   ======          ======        ======



- - - --------------------------------
</END TABLE>


The other items required to be disclosed in Schedule X are either provided in the Notes to Consolidated Financial Statements, or are less than one percent of revenues.




		     EXHIBIT INDEX FOR THE FISCAL YEAR

			 ENDED SEPTEMBER 30, 1994

 Exhibit                                                    Sequentially
 Number                                                    Numbered Page
- - - --------                                                   -------------

   3.1     Restated Certificate of Incorporation.

   3.2 Triad Systems Corporation, a Delaware corpor-ation, amended and restated Bylaws incorporated by reference from Exhibit 3.4 to the Company's
	   Registration Statement on Form S-4 (33-53038)
	   (the "Form S-4").

   4.1     Senior Floating Rate Note Indenture dated as of
	   August 1, 1992, between the Company and Security
	   Pacific National Trust Company (New York), as
	   Trustee, including form of Fixed Rate Notes, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed
	   August 17, 1992.

   4.2 Amended and Restated Rights Agreement dated as of December 6, 1993, between the Company and Chemical Bank of California, as Rights Agent
	   (including as exhibits the form of Rights
	   Certificate and the form of Summary of Rights to Purchase Common Stock).

   4.4 Purchase Agreement dated July 2, 1992, between the Company and purchasers of 12.25% Senior
	   Notes due 1999, as amended by the Amendment and Consent to Documents dated as of August 3, 1992, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed
	   August 17, 1992.

   4.5 Purchase Agreement dated July 2, 1992, between the Company and purchasers of Floating Rate
	   Senior Notes due 1997, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 17, 1992.

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

* 10.9     Triad Systems Corporation 1990 Stock Option
	   Plan as amended on October 22, 1993, incor-porated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

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

  10.13 Unit Certificate evidencing Units to pur-chase Preferred Stock and Warrants, together with Form of Warrant Certificate, attached as Exhibit A thereto, incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed
	   August 17, 1992.

  10.14    Registration Rights Agreement between the
	   Company and certain purchasers under the Unit Purchase Agreement dated as of August 3, 1992, incorporated by reference from Exhibit 10.5 to the Company's
	   Current Report on Form 8-K filed
	   August 17, 1992.

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

* 10.19    Amendment to Amended and Restated 1982 Stock
	   Option Plan dated April 25, 1995.

  11.1     Computation of Earnings per share.                   23

  12.1 Statement regarding computation of ratio of earnings to fixed charges, incorporated by reference from Exhibit 12.1 to the 1992 Form
	   S-4 Registration Statement.

  13.1     1994 Annual Report to Stockholders.                  28-55

  21.1     Subsidiaries.                                        24

  23.1     Consent of Independent Accountants.                  25

- - - -----------------------------

*  Compensatory or employment agreement.

</END TABLE>



							   Exhibit 11.1
		      TRIAD SYSTEMS CORPORATION

		  COMPUTATION OF EARNINGS PER SHARE

		For The Three Years Ended September 30,

				     1992        1993*        1994
				   -------      -------      ------
(Amounts in thousands except
  per share data)

Calculation of number of shares
 entering into computations


   Weighted average shares
    outstanding                    11,307       12,162       12,995

   Assumed conversion of
    preferred stock and exercise
    of warrants                       495        3,137        3,137
				   ------       ------       ------
				   11,802       15,299       16,132

   Net effect of dilutive stock
    options and warrants based
    on the average stock price      2,148        1,638        1,286
				   ------       ------       ------

Average primary shares
 outstanding                       13,950       16,937       17,418

   Net effect of dilutive stock
    options and warrants based
    on the ending stock price         139           11            3
				   ------       ------       ------

Average fully diluted shares
 outstanding                       14,089       16,948       17,421
				   ======       ======       ======


Income before extraordinary
 charge                            $3,520       $5,065       $7,379

   Net interest costs associated
    with assumed retirement of
    debt                              300           96           63
				   ------       ------       ------

Adjusted income before extra-
 ordinary charge                    3,820        5,161        7,442

   Extraordinary charge             1,423           --          143
				   ------       ------       ------

Adjusted net income                $2,397       $5,161       $7,299
				   ======       ======       ======

Earnings per share
  Primary
    Income before extraordinary
     charge                         $ .27        $ .31        $ .43
    Net income                        .17          .31          .42

  Fully diluted
    Income before extraordinary
     charge                         $ .27        $ .30        $ .43
    Net income                        .17          .30          .42


* The Company adopted Statement of Financial Accounting Standards 109 (SFAS 109), "Accounting for Income Taxes," the effects of which were applied retroactively to 1993. The 1993 earnings per share (EPS) have been restated to reflect the change in net income from that previously reported.

</END TABLE>



							   Exhibit 21.1
		       TRIAD SYSTEMS CORPORATION

			     SUBSIDIARIES



						       State or Other
						       Jurisdiction of
						       Incorporation or
    Name                                               Organization
- - - -----------                                            ----------------

Triad Systems Financial Corporation                     California

Tridex Systems Ltd.                                     United Kingdom

Tridex Leasing Ltd.                                     United Kingdom

Triad Systems Ireland Ltd.                              Ireland

Triad Systems Canada, Ltd.                              Canada

3055 Triad Dr. Corp.                                    California

Corporate Data Systems Corp., d/b/a loadSTAR Systems    New Jersey

</END TABLE>



							   Exhibit 23.1
	      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Triad Systems Corporation and subsidiaries on Form S-8 (File Nos. 33-52101,
33-60320, 33-40945, 33-40875, 33-38540, 33-33554, 33-33553, 33-20239,
33-15219, 33-2427 and 2-88436) of our report dated October 18, 1994, on our audits of the consolidated financial statements and financial statement schedules of Triad Systems Corporation and subsidiaries as of September 30, 1992, 1993 and 1994, and for each of the years in the period ended
September 30, 1994, which report is included in the Annual Report on Form
10-K.




				    COOPERS & LYBRAND L.L.P.


San Jose, California
October 18, 1994

