Form 10-K/A
period 1994-09-30
TRIAD SYSTEMS CORP
filed 1995-02-14
CIK 313867

- -----------------------------------------------------------------------------
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

			      Form 10-K/A
			    Amendment No. 1
				  to
 (Mark one)

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
Yes X    No
- ------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,
to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61,350,000 based on the closing sales price of the Company's common stock, as reported on NASDAQ on November 30, 1994. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's Common Stock as of November 30, 1994 was 13,843,103.

     This amendment, including all exhibits and attachments, contains 6 pages. The Exhibit Index is located on pages 4-5.


			     Form 10K/A
			    Amendment No. 1


The undersigned registrant hereby amends Part IV, Item 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, by filing herewith
Exhibit 27, 1994 Year End Financial Data Schedule and by adding such Exhibit 27 to the Exhibit Index.



			    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


				     TRIAD SYSTEMS CORPORATION


February 8, 1995                   By: /s/ STANLEY F. MARQUIS
- ------------------                    -------------------------
      Date                                Stanley F. Marquis
				       Vice President, Finance
				     (Principal Financial Officer)








		     EXHIBIT INDEX FOR THE FISCAL YEAR

			 ENDED SEPTEMBER 30, 1994

 Exhibit                                                    Sequentially
 Number                                                    Numbered Page
- --------                                                   -------------

   3.1     Restated Certificate of Incorporation.

   3.2     Triad Systems Corporation, a Delaware
	   corporation, amended and restated Bylaws incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on
	   Form S-4 (33-53038) (the "Form S-4").

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

* 10.19  Amendment to Amended and Restated 1982 Stock
	 Option Plan dated April 25, 1995.

  11.1   Computation of Earnings per share.                        23

  12.1 Statement regarding computation of ratio of earnings to fixed charges, incorporated by reference from Exhibit 12.1 to the 1992 Form
	 S-4 Registration Statement.

  13.1   1994 Annual Report to Stockholders.                       28-55

  21.1   Subsidiaries.                                             24

  23.1   Consent of Independent Accountants.                       25

  27     Financial Data Schedule                                    6

- -----------------------------
*  Compensatory or employment agreement.