Form 10-Q
period 1994-12-31
TRIAD SYSTEMS CORP
filed 1995-02-14
CIK 313867

CIK: 0000313867





                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-Q


(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994

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


As of December 31,1994, the registrant had outstanding 13,905,000 shares of common stock with $.001 par value.




                    TRIAD SYSTEMS CORPORATION
                    Quarterly Report Form 10-Q
                            Index


                                                                    Page #

Part I.  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets at December 31, 1994 and
      September 30, 1994                                                 1

     Consolidated Statements of Income for the Three Month
      Periods Ended December 31, 1994 and 1993                             2

     Consolidated Statements of Cash Flows for the Three Month
      Periods Ended December 31, 1994 and 1993                             3

     Notes to Consolidated Financial Statements                        4-5

Item 2.  Management's Discussion & Analysis of Operations and
 Financial Condition                                                  6-10


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                            11-12

Signatures                                                              13

Exhibit 11.1 Computation of Earnings Per Share                          14

Exhibit 27   Financial Data Schedule                                    15







                    PART I FINANCIAL INFORMATION

                       TRIAD SYSTEMS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
               At December 31, 1994 and September 30, 1994

(Amounts in thousands except share data)
                                               December 31,  September 30,
                                                  1994           1994
                                               ------------  -------------
                                                (Unaudited)
                                               ------------  -------------
ASSETS
Current assets
  Cash and equivalents                            $  3,535      $  7,963
  Trade receivables                                 15,031        14,090
  Investment in leases                               3,854         4,152
  Inventories                                        7,513         6,113
  Prepaid expenses and other current assets          6,856         6,068
                                                   -------       -------
      Total current assets                          36,789        38,386

Service parts                                        2,685         2,434
Property, plant and equipment, net of
 accumulated depreciation
 and amortization of $28,362 at December 31,
 1994 and $27,486 at September 30, 1994             26,639        27,033
Long-term investment in leases                      20,500        21,836
Land for resale                                     25,081        25,063
Capitalized software and intangible assets          13,835        13,870
Other assets                                         8,561         7,741
                                                   -------       -------
      Total assets                                $134,090      $136,363
                                                   =======       =======

LIABILITIES
Current liabilities
  Notes payable and current portion of
   long-term debt                                 $  6,624      $  6,773
  Accounts payable                                   8,001         8,940
  Accrued employee compensation                      7,552         8,090
  Deferred income taxes                              4,429         4,310
  Other current liabilities and accrued
   expenses                                         10,714        10,189
                                                   -------       -------
      Total current liabilities                     37,320        38,302
  Long-term debt                                    53,439        56,633
  Deferred income taxes                             24,375        23,855
  Other liabilities                                  5,375         5,432
                                                   -------       -------
      Total liabilities                            120,509       124,222
                                                   -------       -------


STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock
    $.01 par value; authorized 1,000,000 shares;
    issued and outstanding 1,000,000 shares at
    December 31,1994 and September 30, 1994;
    liquidation value $20 million                       10            10
  Common stock
    $.001 par value; authorized 50,000,000
    shares; issued 14,252,000 shares at
    December 31, 1994 and 13,896,000 shares at
    September 30, 1994                                  14            14
  Treasury Stock
    347,000 shares at December 31, 1994 and
    270,000 shares at September 30, 1994            (1,717)       (1,326)
  Capital in excess of par                          32,565        31,680
  Accumulated deficit                              (17,291)      (18,237)
                                                   -------       -------
      Total stockholders' equity                    13,581        12,141
                                                   -------       -------
      Total liabilities and stockholders' equity  $134,090      $136,363
                                                   =======       =======

The accompanying notes are an integral part of these financial statements.







                        TRIAD SYSTEMS CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
     For the Three Month Periods Ended December 31, 1994 and 1993
                               (Unaudited)

(Amounts in thousands except per share data)
                                              Three Months Ended December 31,
                                                     1994          1993
                                                   -------       -------


Revenues
  Systems                                          $17,382       $14,398
  Customer support services                         15,455        14,820
  Information services                               6,752         5,734
  Finance                                            2,380         2,524
                                                   -------       -------
      Total revenues                                41,969        37,476
                                                   -------       -------

Costs and expenses
  Systems                                            8,359         6,725
  Services                                          12,967        12,039
  Marketing                                         11,141         9,961
  Product development                                2,100         2,212
  General & administrative and other expenses        3,115         2,897
                                                   -------       -------
      Total costs and expenses                      37,682        33,834
                                                   -------       -------

Operating income                                     4,287         3,642
  Interest and other expense                         1,734         1,958
                                                   -------       -------

Income before income taxes and extraordinary
 charge                                              2,553         1,684
  Provision for income taxes                           970           640
                                                   -------       -------

Income before extraordinary charge                   1,583         1,044
  Extraordinary charge on repurchase of
   debt, net of taxes                                  153           ---
                                                   -------       -------

Net income                                         $ 1,430       $ 1,044
                                                   =======       =======

Earnings per share
  Primary
    Income before extraordinary charge               $0.09         $0.06
    Net income                                       $0.08         $0.06
    Weighted average shares                         17,831        17,422
  Fully diluted
    Income before extraordinary charge               $0.09         $0.06
    Net income                                       $0.08         $0.06
    Weighted average shares                         17,921        17,422

The accompanying notes are an integral part of these financial statements.




                        TRIAD SYSTEMS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended December 31, 1994 and 1993
                              (Unaudited)
(Amounts in thousands)
                                              Three Months Ended December 31,
                                                     1994          1993*
                                                    -------       -------
Cash flows from operating activities
  Income before extraordinary charge                $1,583        $1,044
  Adjustments to reconcile income before
   extraordinary charge to net cash
   provided by operating activities
    Extraordinary charge on repurchase of
     debt, net of taxes                               (153)          ---
    Depreciation and amortization                    2,083         2,161
    Receivable and inventory loss provisions         1,733         1,730
    Gains from lease discounting                    (1,292)       (1,419)
    Other                                             (552)          582
    Changes in assets and liabilities
      Trade accounts receivable                     (1,597)       (1,600)
      Leases purchased (discounted)                  2,529         2,080
      Inventories                                   (1,558)         (112)
      Deferred income taxes                            639           215
      Prepaid expenses and other current assets       (803)          (34)
      Accounts payable                                (939)       (1,952)
      Accrued employee compensation                   (538)         (738)
      Other current liabilities and accrued
       expenses                                        525           323
                                                    -------       -------
        Net cash provided by operating activities    1,660         2,280

Cash flows from investing activities
  Investment in property, plant and equipment         (399)         (502)
  Capitalized software                                (673)         (674)
  Other                                             (1,564)       (1,913)
                                                    -------       -------
        Net cash used in investing activities       (2,636)       (3,089)

Cash flows from financing activities
  Issuance of debt                                  15,150        10,050
  Repayment of debt                                (18,678)      (11,010)
  Proceeds from sale of common stock                   667           482
  Dividends paid                                      (200)         (200)
  Purchase of treasury stock                          (391)         (190)
                                                    -------       -------
        Net cash used in financing activities       (3,452)         (868)
Net decrease in cash and equivalents                (4,428)       (1,677)
Beginning cash and equivalents                       7,963         8,250
                                                    -------       -------
Ending cash and equivalents                         $3,535        $6,573
                                                    =======       =======

Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                        $1,088        $1,048
    Income Taxes                                        68           142

* Certain fiscal year 1994 amounts have been reclassified to conform to the fiscal year 1995 presentation.

The accompanying notes are an integral part of these financial statements.


                         TRIAD SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1994 and 1993
                                (Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1994 and the results of operations and cash flows for the three month periods ended December 31, 1994 and 1993. The results of operations for the three month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1994 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of inter company accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.

3. Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options and the assumed conversion of the preferred stock and exercise of warrants. Dilution from common equivalents have been adjusted under the treasury stock method in fiscal year 1995 and further adjusted under the modified treasury stock method in fiscal year 1994.

4. Trade accounts receivable at December 31,1994 and September 30,1994 include allowances for doubtful accounts of $1,176,000 and $1,166,000, respectively.

5. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.

(Amounts in thousands)
                                   December 31, 1994   September 30, 1994
                                    -----------------  ------------------
Purchased Parts                            $3,299                $2,404
Work in process                               489                   448
Finished Goods                              3,725                 3,261
                                           ------                ------
Inventories                                $7,513                $6,113
                                           ------                ------





         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements is as follows:


                    CONDENSED COMBINED BALANCE SHEETS
               At December 31, 1994 and September 30, 1994

(Amounts in thousands)
                                                December 31,  September 30,
                                                   1994           1994
                                               ------------  -------------
                                               (Unaudited)
Assets

Cash                                               $   103       $   ---
Net investment in leases                            24,354        25,988
Residual value retained on leases discounted         5,794         5,544
Receivable from parent company                      27,878        25,633
Other assets                                         3,391         2,857
                                                   -------       -------
    Total Assets                                   $61,520       $60,022
                                                   =======       =======
Liabilities and Stockholder's Equity

Other liabilities and accrued expenses             $ 8,287       $ 8,115
Deferred income                                      2,014         1,955
Debt                                                 1,984         2,171
Stockholder's equity                                49,235        47,781
                                                   -------       -------
    Total Liabilities and Stockholder's Equity     $61,520       $60,022
                                                   =======       =======


                  CONDENSED COMBINED STATEMENTS OF INCOME
          For the Three Month Periods Ended December 31, 1994 and 1993
                              (Unaudited)

(Amounts in thousands)
                                              Three Months Ended December 31,
                                                     1994          1993
                                                   -------       -------

Revenues                                            $2,380        $2,524

  Selling and administrative expenses                  496           545
  Provision for doubtful accounts                      603           579

Operating income                                     1,281         1,400
  Intercompany income                                1,197           617

Income before taxes                                  2,478         2,017
  Provision for income taxes                         1,044           767
                                                   -------       -------
Net income                                          $1,434        $1,250
                                                   =======       =======


                          Triad Systems Corporation
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary

Revenues were $42.0 million for the period, the sixth consecutive record revenue quarter and 12% above the first quarter high of $37.5 million a year ago. Both primary markets generated revenue increases in the quarter. The Automotive market, which consists of the Jobber, Service Dealer and Warehouse segments, provided revenues of $27.8 million, a 10% increase over the same period last year. The Hardlines and Lumber market (formerly known as Hardgoods) generated revenues of $12.6 million, or 8% over the same period last year. Operating income increased 18% to $4.3 million, resulting in earnings per share before extraordinary charges of $.09, 50% above the $.06 generated in the first quarter of 1994.

                                                      Percent of Revenues
                                                  for the Three Months Ended
                                                           December 31

                                                      1994           1993
                                                     ------         ------
Revenues                                             100.0%         100.0%
Costs and expenses
  Cost of systems                                     19.9           17.9
  Cost of services                                    30.9           32.1
  Marketing                                           26.6           26.6
  Product development                                  5.0            5.9
  General & administrative and other expenses          7.4            7.8
Total costs and expenses                              89.8           90.3
Operating income                                      10.2            9.7
  Interest and other expense                           4.1            5.2
Income before taxes and
   extraordinary charge                                6.1            4.5
 Provision for income taxes                            2.3            1.7
Income before extraordinary charge                     3.8            2.8
  Extraordinary charge on repurchase
   of debt, net of taxes                               0.4            ---
Net income                                             3.4%           2.8%




Revenues

Systems revenues increased 21% to $17.4 million and combined services revenues increased 8% to $22.2 million. These increases were partially offset by a 6% decrease in finance revenues to $2.4 million.

Systems

System sales in the Automotive market were $10.2 million, a 21% increase over the same period last year. Domestic Jobber revenues increased to $6.8 million, $1.3 million or 23% over the same period last year. Warehouse revenues increased 46% to $1.2 million and Service Dealer revenues increased 12% to $1.6 million. The Hardlines and Lumber market also showed revenue gains of 7% to $6.3 million for the period.

The significant contributing factor to the increase in Jobber revenues was customers upgrading to the second phase of the Triad Prism(tm) platform as a result of the sales force focusing on the Prism product line. Service Dealer revenues reflect continued penetration by the Triad ServiceWriter systems product and an increase in sales representatives for the period. Warehouse revenues increased over the first quarter of last year due to the continued success of the Triad UNIX-based warehouse system which was introduced in the second quarter of last year.

The Hardlines and Lumber revenue increase was primarily driven by increased sales of Triad's Eagle(tm) systems over the prior year. Improved stability in the Hardlines and Lumber sales force has contributed to the quarter's success.

Services

The increase in services revenues primarily resulted from the Automotive market's Information Services revenues increasing $1.0 million to $6.8 million, 18% above the same period last year. The Hardlines and Lumber market was responsible for Customer Support revenues increasing 4% to $15.5 million.

Customer Support revenue improvements can be attributed to additional recurring monthly revenues generated from increased customers in both the Hardlines and Lumber market and the Service Dealer segment. Further, revenue generated from customer education and training increased $.4 million to $.7 million and revenue from business products increased 33% to $1.2 million.

Electronic Catalog(tm) sales increased 17% to $4.9 million and provided the majority of the Information Services revenues gain. Electronic Catalog revenues continue to rise due to the growing number of database subscribers created by the increasing number of systems customers.


Finance

Triad Financial revenues were $2.4 million for the quarter, a 6% decrease when compared to the same period in the prior year. This reduction resulted from lower lease income due to a $4.1 million decrease in the average portfolio for the period and a drop in discounting gains, which typically decrease as interest rates rise.

Costs and Expenses

Gross margin as a percent of systems revenue decreased 1% to 52% for the quarter. This decrease is the result of an increased volume of lower margin products. Gross margin as a percentage of services revenues remained similar to last year.

Marketing expenses were consistent at 27% of sales, up $1.2 million due to additional sales representatives being added during the period.

Product development expenses after capitalization of software development decreased $.1 million for the period due to a temporary reduction in headcount.

General, administrative and other operating expenses increased $.2 million to $3.1 million due to scheduled increases in salary.

Interest and other expense decreased $.2 million to $1.7 million, primarily as a result of the company retiring $10.0 million in debt since the first quarter of last year. Interest expense is expected to decrease this year as a result of the debt retirement.

The early retirement of senior fixed rate notes in October 1994 generated an extraordinary charge of $153,000 ($.01 per share) that included a premium of $198,000, unamortized debt costs of $49,000, less taxes of $94,000.

Future Operating Results

The Company's future operating results will depend upon conditions in its markets that may affect demand for its products, and upon the Company's ability to introduce products and enhancements on a timely basis. Results will also be affected by seasonal changes in product demand, market acceptance of new products and enhancements, the size and experience of the sales force and the mix of products sold. All could cause operating results to fluctuate, especially on a quarterly basis.

Liquidity

Working Capital - management believes that working capital and the Company's ability to generate working capital by discounting its investment in Triad Financial's lease portfolio is sufficient to meet foreseeable business needs. The Company manages current assets, particularly cash, to maximize the return on assets. The Company utilizes its cash to fund Triad Financial's lease portfolio, which was $24.4 million at December 31, 1994, or to reduce the Company's debt level.


Depreciation and amortization decreased $.1 million to $2.1 million due to reduced amortization related to capitalized software.

Gains from lease discounting decreased $.1 million to $1.3 million as yields in the current year were slightly lower than the prior year due to interest rate changes.

Cash used in inventory increased $1.4 million to $1.6 million. The increase in inventory is related to the Triad Prism product.

Cash used in accounts payable decreased by $1.0 million to $.9 million for the period. This reflects a late buildup in accounts payable from inventory purchases this quarter when compared to the corresponding period in the prior year.

Capital equipment expenditures were $.4 million during the first quarter of fiscal 1995. The Company anticipates that fiscal 1995 capital expenditures will be approximately $1 million higher than fiscal 1994's $3.4 million due to a planned information systems upgrade.

The line of credit borrowings used to finance operations were $15.2 million for the quarter and were repaid prior to quarter end. Additionally, the Company retired $2.9 million in senior debt in October. There were no borrowings against this line of credit as of December 31, 1994.

During the quarter, treasury stock valued at $.4 million was reacquired by the company from officers exchanging common shares outstanding for stock options exercised into common shares resulting in 77,000 additional treasury shares.

Business Resources

Management believes available cash resources, primarily generated from operations, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains $13.8 million in bank lines of credit and there were no borrowings as of December 31, 1994.

The Company currently invests its available cash resources in the lease portfolio of Triad Financial due to the higher yields achieved and the flexibility to offer customers financing. At December 31, 1994, the Company had $24.4 million invested in its lease portfolio and, if needed, maintains discounting lines to sufficiently liquidate the principal of this investment into cash.

Triad Financial financed 56% of Triad's domestic business system sales during the first quarter of fiscal 1995, as well as $3.8 million in non-Triad equipment through client lease programs. Additionally, Triad Financial received $15.5 million of proceeds from discounting leases during the quarter.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 10% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At December 31, 1994, the portfolio available for discounting was $15.8 million and commitments for $41.4 million in discounting lines were available.



PART II OTHER INFORMATION

Items 1-5.     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit Index for December 31, 1994
                                                               Sequentially
Exhibit                                                          Numbered
Number                                                            Page

*10.1  Triad Systems Corporation Amended and Restated 1982
       Stock Option Plan as amended on October 22, 1993, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

 10.2 Form of Indemnification Agreement, incorporated by reference from Exhibit 10.4 to the Company's
       Registration Statement on Form S-2 (File No. 33-2966) filed July 3, 1989 (the "1989 Form-2 Registration
       Statement").

*10.3 Nonqualified Stock Option Agreement between the Company and James R. Porter dated January 13, 1987, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2 Registration Statement, (File No. 33-13599) (the "1987 Company's Form S-2 Registration Statement").

 10.4 Development Agreement between the Company and the City of Livermore dated December 2, 1985, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2
       Registration Statement.

 10.5 Subdivision Improvement Agreement between the Company and the City of Livermore dated December 2, 1985, incorporated by reference from Exhibit 10.7 to the 1987 Form S-2 Registration Statement.

 10.6  Mortgage between Variable Annuity Life Insurance
       Company and 3055 Triad Drive dated August 23, 1988, incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the 1988 Form 10-K).

*10.7 Nonqualified Stock Option Agreement between the Company and James R. Porter dated as of February 17, 1987, incorporated by reference from Exhibit 10.7 of the 1988 Form 10-K.

*10.8 Nonqualified Stock Option Agreement between the Company and James R. Porter dated November 12, 1988, incorporated by reference from Exhibit 10.8 of the 1988 Form 10-K.

*10.9 Triad Systems Corporation 1990 Stock Option Plan as amended on October 22, 1993, incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

*10.10 Triad Systems Corporation Amended and Restated Outside
       Directors Stock Option Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

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

*10.18 Supplemental Deferred Compensation Plan between the
       Company and a select group of Triad Key Employees and their beneficiaries dated April 1, 1994, incorporated by reference from Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

*10.19 Amendment to the Amended and Restated 1982 Stock Option
       Plan dated April 25, 1994, incorporated by reference from
       Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

 11.1  Computation of Earnings Per Share.                                  14

 27    Financial Data Schedule                                             15

       (b)  Reports on Form 8-K

       No report on Form 8-K was filed during the quarter ended
       December 31, 1994.

- ----------------
  * Compensatory or employment agreement









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





                                        Triad Systems Corporation
                                        -------------------------
                                             (Registrant)




Date: February 8, 1995                  /s/ Stanley F. Marquis
                                        ----------------------
                                        Stanley F. Marquis
                                        Vice President, Finance
                                        (Principal Financial Officer)