Form 10-Q
period 1995-03-31
TRIAD SYSTEMS CORP
filed 1995-05-12
CIK 313867

CIK: 0000313867



		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				 Form 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934 for the quarterly period ended March 31, 1995

				     OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

			  Commission File Number 0-9505

			    Triad Systems Corporation
			    -------------------------
	  (Exact name of registrant as specified in its charter)

	       Delaware                               94-2160013
	       --------                               ----------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

		      3055 Triad Drive, Livermore, CA  94550
		      --------------------------------------
		     (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 449-0606



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X  No
								 ---    ---

As of March 31,1995, the registrant had outstanding 16,590,000 shares of common stock with $.001 par value.




			 Triad Systems Corporation
			 QUARTERLY REPORT FORM 10-Q
				   Index


								    Page #
								    -------
Part I. Financial Information

Item 1. Financial Statements

  Consolidated Balance Sheets at March 31, 1995 and
  September 30, 1994                                                    1

  Consolidated Statements of Income for the Three and Six Month
  Periods Ended March 31, 1995 and 1994                                 2

  Consolidated Statements of Cash Flows for the Six Month Periods
  Ended March 31, 1995 and 1994                                         3

  Notes to Consolidated Financial Statements                           4-5


Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                   6-9


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                              10-12

Signatures                                                             13

Exhibit 11.1   Computation of Earnings Per Share                       14

Exhibit 27     Financial Data Schedule                                 15





			PART I  FINANCIAL INFORMATION

			   Triad Systems Corporation
			  CONSOLIDATED BALANCE SHEETS
		  At March 31, 1995 and September 30, 1994

						    March 31,  September 30,
(Amounts in thousands except share data)              1995         1994
						   ----------- -------------
						   (Unaudited)
Assets
Current assets
  Cash and equivalents                               $3,255         $7,963
  Trade receivables                                  13,775         14,090
  Investment in leases                                2,467          4,152
  Inventories                                         6,705          6,113
  Prepaid expenses and other current assets           7,492          6,068
						   ---------      ---------
	Total current assets                         33,694         38,386

Service parts                                         3,017          2,434
Property, plant and equipment, net of accumulated
  depreciation and amortization of $29,265 at
  March 31, 1995 and $27,486 at
  September 30, 1994                                 26,723         27,033
Long-term investment in leases                       13,723         21,836
Land for resale                                      25,099         25,063
Capitalized software and intangible assets           14,528         13,870
Other assets                                          9,235          7,741
						   ---------      ---------
	Total assets                               $126,019       $136,363
						   =========      =========

Liabilities
Current liabilities
  Notes payable and current portion of
  long-term debt                                     $6,652         $6,773
  Accounts payable                                    7,280          8,940
  Accrued employee compensation                       7,753          8,090
  Deferred income taxes                               4,441          4,310
  Other current liabilities and accrued expenses     10,007         10,189
						   ---------     ----------
	Total current liabilities                    36,133         38,302
  Long-term debt                                     52,902         56,633
  Deferred income taxes                              25,428         23,855
  Other liabilities                                   5,387          5,432
						   ---------     ----------
	Total liabilities                           119,850        124,222

Stockholders' Equity
  Cumulative convertible preferred stock
    $.01 par value; authorized 1,000,000 shares;
    no shares issued and outstanding at
    March 31,1995 and 1,000,000 shares issued
    and outstanding at September 30, 1994;
    liquidation value $20 million                       ---             10
  Common stock
    $.001 par value; authorized 50,000,000 shares;
    issued 17,038,000 shares at March 31, 1995
    and 13,896,000 shares at September 30, 1994          17             14
  Treasury Stock
    448,000 shares at March 31, 1995 and
    270,000 shares at September 30, 1994             (2,257)        (1,326)
  Capital in excess of par                           23,759         31,680
  Accumulated deficit                               (15,350)       (18,237)
						   ---------      ---------
	Total stockholders' equity                    6,169         12,141
						   ---------      ---------
	Total liabilities and stockholders'
	equity                                     $126,019       $136,363
						   =========      =========

The accompanying notes are an integral part of these financial statements.



			    Triad Systems Corporation
			CONSOLIDATED STATEMENTS OF INCOME
     For the Three and Six Month Periods Ended March 31, 1995 and 1994
				 (Unaudited)

					 Three Months Ended  Six Months Ended
(Amounts in thousands                          March 31,          March 31,
 except per share data)                     1995     1994      1995     1994
					  -------  -------   -------  -------

Revenues
  Systems                                 $18,106  $17,250   $35,488  $31,648
  Customer support services                15,735   14,885    31,190   29,705
  Information services                      6,878    6,088    13,630   11,822
  Finance                                   3,399    2,338     5,779    4,862
					  -------  -------   -------  -------
	Total revenues                     44,118   40,561    86,087   78,037
					  -------  -------   -------  -------
Costs and expenses
  Systems                                   8,631    7,994    16,990   14,719
  Services and Finance                     13,474   13,026    26,441   25,065
  Marketing                                11,721   10,647    22,862   20,608
  Product development                       2,066    1,976     4,166    4,188
  General & administrative and
   other expenses                           2,847    2,786     5,962    5,683
					  -------  -------   -------  -------
	Total costs and expenses           38,739   36,429    76,421   70,263
					  -------  -------   -------  -------

Operating income                            5,379    4,132     9,666    7,774
  Interest and other expense                1,684    1,881     3,418    3,839
					  -------  -------   -------  -------
Income before income taxes and
 extraordinary charge                       3,695    2,251     6,248    3,935
  Provision for income taxes                1,404      855     2,374    1,495
					  -------  -------   -------  -------
Income before extraordinary charge          2,291    1,396     3,874    2,440
  Extraordinary charge on repurchase
   of debt, net of taxes                     ----     ----       153     ----
					  -------  -------   -------  -------
Net income                                 $2,291   $1,396    $3,721   $2,440
					  =======  =======   =======  =======
Earnings per share
  Primary
    Income before extraordinary charge      $0.13    $0.08     $0.22    $0.14
    Net income                              $0.13    $0.08     $0.21    $0.14
    Weighted average shares                18,155   17,425    17,993   17,424
  Fully diluted
    Income before extraordinary charge      $0.13    $0.08     $0.22    $0.14
    Net income                              $0.13    $0.08     $0.21    $0.14
    Weighted average shares                18,249   17,425    18,085   17,424
					  =======  =======   =======  =======

The accompanying notes are an integral part of these financial statements.



			     Triad Systems Corporation
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
	     For the Six Month Periods Ended March 31, 1995 and 1994
				 (Unaudited)

						    Six Months Ended March 31,
(Amounts in thousands)                                   1995         1994*
						      --------     --------
Cash flows from operating activities
  Income before extraordinary charge                    $3,874       $2,440
  Adjustments to reconcile income before
  extraordinary charge to net cash provided by
  operating activities
    Extraordinary charge on repurchase of debt,
    net of taxes                                          (153)         ---
    Depreciation and amortization                        4,185        4,171
    Receivable and inventory loss provisions             3,813        3,817
    Gains from lease discounting                        (3,590)      (2,648)
    Other                                               (1,074)         684
    Changes in assets and liabilities
      Trade accounts receivable                         (1,240)      (2,724)
      Leases (purchased) discounted                     12,809        1,543
      Inventories                                         (902)         474
      Deferred income taxes                              1,704          646
      Prepaid expenses and other current assets         (1,423)        (571)
      Accounts payable                                  (1,660)         103
      Accrued employee compensation                       (337)        (208)
      Other current liabilities and accrued expenses      (182)      (1,170)
							-------      -------
	Net cash provided by operating activities       15,824        6,557
Cash flows from investing activities
  Investment in property, plant and equipment           (1,173)      (1,284)
  Capitalized software                                  (1,369)      (1,589)
  Other                                                 (3,840)      (3,294)
							-------      -------
	Net cash used in investing activities           (6,382)      (6,167)
Cash flows from financing activities
  Issuance of debt                                      27,350       19,310
  Repayment of debt                                    (31,483)     (21,205)
  Redemption of preferred stock                        (10,000)           0
  Proceeds from sale of common stock                     1,637          674
  Dividends paid                                          (400)        (400)
  Purchase of treasury stock                              (932)        (290)
  Other                                                   (322)         ---
							-------      -------
	Net cash used in financing activities          (14,150)      (1,911)
Net decrease in cash and equivalents                    (4,708)      (1,521)
Beginning cash and equivalents                           7,963        8,250
							-------      -------
Ending cash and equivalents                             $3,255       $6,729
							=======      =======
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                            $3,053       $3,538
    Income Taxes                                           159          402
  Noncash investing and financing activity
    Redemption of preferred stock                       11,195          ---
    Capital leases                                         275          180
							=======      =======

* Certain fiscal year 1994 amounts have been restated due to correction of an error.
The accompanying notes are an integral part of these financial statements.







			   Triad Systems Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  March 31, 1995 and 1994
			       (Unaudited)




1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the six month periods ended March 31, 1995 and 1994. The results of operations for the three and six month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1994 audited financial statements and notes thereto.


2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of inter company accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.


3. Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options and the assumed conversion of the preferred stock and exercise of warrants. On
March 31, 1995, Triad Systems Corporation (the "Registrant") effected an exchange ("Exchange") of all of the outstanding units ("Units") (consisting of 1,000,000 shares of the Registrant's Senior Cumulative Convertible Preferred Stock and associated Warrants to purchase 3.5 million shares of the Registrant's Common Stock par value $.001 held by entities affiliated with Richard C. Blum & Associates, L.P. for an aggregate of $10,000,000 and 2,222,222 shares of Registrant's Common Stock. Please refer to the Liquidity section of the Management Discussion & Analysis for explanation of the exchange. Dilution from common equivalents have been adjusted under the treasury stock method in fiscal year 1995 and further adjusted under the modified treasury stock method in fiscal year 1994.


4. Trade accounts receivable at March 31,1995 and September 30,1994 include allowances for doubtful accounts of $1,264,000 and $1,166,000, respectively.


5. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.

(Amounts in thousands)                 March 31, 1995     September 30, 1994
- ----------------------                 --------------     ------------------
Purchased Parts                             $2,976              $2,404
Work in process                                422                 448
Finished Goods                               3,308               3,261
					    ------              ------
Inventories                                 $6,705              $6,113
					    ------              ------

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements is as follows:

			CONDENSED COMBINED BALANCE SHEETS
		     At March 31, 1995 and September 30, 1994

						  March 31,    September 30,
(Amounts in thousands)                             1995             1994
						------------   -------------
						(Unaudited)
Assets

Cash                                                  $99            $---
Net investment in leases                           16,190          25,988
Residual value retained on leases discounted        6,268           5,544
Receivable from parent company                     36,960          25,633
Other assets                                        3,696           2,857
						  --------        --------
    Total Assets                                  $63,213         $60,022
						  ========        ========
Liabilities and Stockholder's Equity

Other liabilities and accrued expenses             $7,825          $8,115
Deferred income                                     2,223           1,955
Debt                                                1,785           2,171
Stockholder's equity                               51,380          47,781
						  --------        --------
    Total Liabilities and Stockholder's Equity    $63,213         $60,022
						  ========        ========


		      CONDENSED COMBINED STATEMENTS OF INCOME
	For the Three and Six Month Periods Ended March 31, 1995 and 1994
				   (Unaudited)

					  Three Months Ended  Six Months Ended
					       March 31,          March 31,
(Amounts in thousands)                     1995      1994      1995      1994
					 -------   -------   -------   -------
Revenues                                  $3,399    $2,338    $5,779    $4,862

  Selling and administrative expenses        485       567       980     1,112
  Provision for doubtful accounts            699       525     1,303     1,104
					 -------   -------   -------   -------
Operating income                           2,215     1,246     3,496     2,646
  Intercompany income                      1,288       650     2,485     1,267
					 -------   -------   -------   -------
Income before taxes                        3,503     1,896     5,981     3,913
  Provision for income taxes               1,326       720     2,369     1,487
					 -------   -------   -------   -------
Net income                                $2,177    $1,176    $3,612    $2,426
					 =======   =======   =======   =======





			Triad Systems Corporation
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Summary

The quarterly results provided the seventh consecutive record revenue quarter for the Company. The Automotive market, which includes systems, services and finance revenues from the Jobber, Service Dealer and Warehouse segments, showed a 7% improvement in quarterly revenues of $29.0 million and an 8% improvement in the first half revenues of $56.8 million when compared to the prior year. Hardlines and Lumber market revenues of $13.5 million for second quarter and $26.1 million for the first half were better than a year ago by 6% and 7%, respectively. Improved operating income margins on higher revenues during the quarter increased operating profit 30% to $5.4 million. Net income rose 64% to $2.3 million when compared to the second quarter of 1994. First half operating profit of $9.7 million improved 24% and net income (before the 1995 extraordinary charge) of $3.9 million improved 59% when compared to the prior year.

Second quarter earnings per share were 13 cents, a 63% improvement over the prior year, and first half 1995 earnings per share on net income of 21 cents compared to 14 cents a year ago. The Company discounted an incremental $7 million of portfolio to help fund the exchange of 1 million preferred shares and 3.5 million warrants. (Please refer to liquidity section of this document for further explanation of the equity exchange.) The discounting had a positive effect of two cents per share for the quarter.

						  Percent of Revenues
					Three Months Ended  Six Months Ended
					     March 31,           March 31,
					  1995     1994       1995     1994

Revenues                                 100.0%   100.0%     100.0%   100.0%
Costs and expenses
  Cost of systems, services and finance   50.1     51.8       50.5     51.0
  Marketing                               26.6     26.2       26.6     26.4
  Product development                      4.7      4.9        4.8      5.4
  General & administrative and other
  expense                                  6.5      6.9        6.9      7.3
Total costs and expenses                  87.8     89.8       88.8     90.0
Operating income                          12.2     10.2       11.2     10.0
  Interest and other expense               3.8      4.6        4.0      4.9
Income before taxes and extraordinary
charge                                     8.4      5.5        7.3      5.0
  Provision for taxes                      3.2      2.1        2.8      1.9
Income before extraordinary charge         5.2      3.4        4.5      3.1
  Extraordinary charge on repurchase
  of debt, net of taxes                    ---      ---        0.2      ---
Net income                                 5.2%     3.4%       4.3%     3.1%


Revenues
Second quarter revenues improved nearly $2.5 million in the two markets served - the Automotive market and the Hardlines and Lumber market. The quarterly revenues includes a $1.1 million improvement in Finance due to higher discounting of $9.6 million compared to the prior year. Systems, Customer Support Services and Information Services revenues showed improvements of approximately $.8 million each. First half revenues also provided favorable results from last year of $3.8 million in Systems, $1.8 million in Information Services, $1.5 million in Customer Support Services and $.9 million in Finance.

Systems
Systems revenue for the quarter and the year to date improved over the same periods a year ago by $.9 million and $3.8 million, respectively, as a result of strong Automotive and multi-vendor sales. The multi-vendor systems business that began in mid 1994 provided $.8 million of the second quarter improvement and $1.6 million of the year to date improvement. The Automotive market, which includes the Jobber, Service Dealer, Warehouse and International system sales, contributed an increase of $.3 million compared to second quarter of the prior year and $2.1 million on a year to date basis. The Hardlines and Lumber market declined by $.2 million for the quarter due to lower sales productivity. On a year to date basis, Hardlines and Lumber improved by $.2 million compared to the prior year.

During the third quarter, the Company suspended the second phase of the Triad PrismTM ("Prism B") shipments primarily due to a software problem in a software product which is provided by a third party. A correction has been received by the Company and initial testing indicates that this problem has been resolved. The Company does not believe that the cost of correcting the software on previously sold systems will be significant. Delivery of the Prism B product is anticipated to remain on hold until late May, providing sufficient time for the Company to fully test the correction.
Upon release, Prism B products are anticipated to resume the controlled roll out, allowing the Company to closely monitor the product. This monitoring reflects the Company's caution concerning the normal new product issues relating to defect correction and performance tuning in installation. The Company anticipates that this pause will result in fewer Prism B units being shipped in the third quarter than were shipped in the second quarter.

Services
Second quarter 1995 Services revenues of $22.6 million improved 8% when compared to the same period in 1994. Information services business at $6.5 million improved $.5 million or 9% over the prior year due to continued penetration of the markets it serves. The Company's new Point-of-Sale
(POS) businesses showed the most significant percentage increase, as they are in the investment stage and developing as expected. Customer Support Services revenues of $15.7 million improved $.9 million or 6% when compared to last year, with growth of $.3 million each in education revenues and multi-vendor services revenues. Business Products continues to grow as evidenced by a 44% or $.4 million revenue improvement from a year ago.

First half Services revenues of $44.8 million improved $3.3 million from last year primarily in Information Services with an increase of $1.8 million resulting from expanding market presence and new POS services. Customer Support Services showed a 3% improvement or $.8 million and Business Products continues to expand its sales with an increase of 37% or $.7 million from the prior year.

Finance
Second quarter and first half Finance revenues of $3.4 million and $5.8 million, respectively, are $1.1 million and $.9 million higher than a year ago, resulting from additional discounting to help fund the March 31, 1995 exchange of the outstanding preferred shares and warrants for common stock (please refer to the Liquidity section of this document for further explanation of the equity exchange).

Costs and Expenses
Gross margin as a percentage of systems revenues was 52.3% for the current quarter and 52.1% for the first half, a decline of 1.4% and 1.5% over the prior year's second quarter and first half, respectively. The traditional businesses, such as Automotive, Service Dealer, Warehouse and Hardlines and Lumber, show an improved gross margin percentage, however more sales of the lower margin multi-vendor systems in the current year offset these improvements at the total systems margin level. Gross margin as a percentage of services revenues improved 2.6% to 41.1% for the quarter and improved 1.6% to 41.8% for the first half when compared to the same periods a year ago. The improvements in Services margins were due to lower Customer Services headcount.

Marketing expenses of $11.7 million for the quarter were up $1.1 million or .3% of revenue, primarily due to continued investments in the Hardlines and Lumber and the Service Dealer segments. Product Development costs after capitalization of software development expense were $2.1 million for the quarter and $4.2 million for the first half, remained at 5% of revenue and were similar to last year periods. General and administrative costs were in line with the prior year expenses of 7% of revenue. The current quarter and first half administrative costs were 6.5% and 6.9% of revenue at $2.8 million and $6.0 million, respectively.

Interest and other expense decreased $.2 million for the quarter and $.4 million for the first half primarily due to an $11 million lower debt balance at March 31,1995 versus 1994, partially offset by slightly higher interest rates on the floating rate debt. The early retirement of $2.9 million in senior fixed rate notes in October 1994 generated an extraordinary charge of $153,000 after taxes (one cent per share) that included a premium to retire the debt of $198,000, unamortized debt costs of $49,000 less taxes of $94,000.

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

Liquidity
Working Capital - management believes that working capital and the Company's ability to generate working capital by discounting its investment in Triad Financial's lease portfolio is sufficient to meet foreseeable business needs. The Company manages current assets, particularly cash, to maximize the return on assets. The Company utilizes its cash in excess of operating requirements to fund Triad Financial's lease portfolio and to reduce the Company's debt level.

On March 31, 1995 the Company completed the exchange of 1 million shares of preferred stock and associated warrants to purchase 3.5 million shares of common stock for $10 million cash and approximately 2.2 million shares of Triad common stock. The transaction resulted in a reduction to preferred stock equity of approximately $20 million, offset by an increase in common stock equity of approximately $10 million for a net reduction to stockholder's equity of approximately $10 million. The Company financed the exchange by discounting approximately $7.5 million of its portfolio and with $2.5 million of cash. The exchange eliminated $400,000 in preferred shares dividend payments over the second half of the current year and up to $2 million annually in future years. The company obtained consent from a majority of the senior fixed noteholders; the sole senior floating noteholder; and the senior bank for the exchange and also negotiated certain changes in the covenants which will provide the Company with flexibility in certain circumstances in the future. In addition, the Company's revolving line of credit increased from $13.1 million to $17.5 million. (Please refer to the Company's Current Form 8-K filed in May 1995 for further information.)

Cash provided by operating activities was $15.8 million for the first half compared to $6.6 million a year ago. Lease discounting was up $11.3 million primarily to fund the preferred shares exchange and to retire debt. Depreciation and amortization was even with the prior year at $4.2 million.

Cash used in investing activities increased slightly at $6.4 million the first half compared to $6.2 million a year ago. Capital expenditures for the first half of $1.2 million were about even with the prior year. A planned information systems upgrade in 1995 will result in $1 million more capital expenditures than in 1994.

Cash used in financing activities was $14.1 million for the first half, a $12.1 million increase from a year ago. The $10.0 million cash paid for the redemption of the preferred stock shares in the preferred stock exchange accounted for the majority of the variance. In addition, the Company retired $2.9 million of the senior fixed rate notes in October 1994.

Business Resources
Management believes available cash resources, primarily generated from operations, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains $17.5 million in bank lines of credit and there were no borrowings at March 31, 1995.

The Company currently invests its available cash resources in the lease portfolio of Triad Financial due to the higher yields achieved and the flexibility to offer customers financing. Triad Financial financed 58% of Triad's domestic business systems sales and $8.4 million in non-Triad equipment through client lease programs during the first half of 1995. Additionally, Triad Financial received $24.4 million and $39.8 million of proceeds from discounting in the second quarter and first half, respectively.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 10% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At March 31, 1995, the portfolio available for discounting was $16.2 million and commitments for $53.3 million in discounting lines were available.




			PART II OTHER INFORMATION

Item 1. Not applicable

Item 2. (b)   Changes in the rights of the Company's security holders.

	On March 31, 1995, Triad Systems Corporation (the "Registrant") effected an exchange ("Exchange") of all of the outstanding units ("Units") (consisting of 1,000,000 shares of the Registrant's Senior Cumulative convertible Preferred Stock and associated Warrants to purchase 3.5 million shares of the Registrant's Common Stock par value $.001 held by entities affiliated with Richard C. Blum & Associates, L.P. for an aggregate of $10,000,000 and 2,222,222 shares of Registrant's Common Stock. For further information concerning the exchange, please refer to the Management's Discussion and Analysis of Finanical Condition and Results of Operations - "Liquidity" in Part I of this report and the Company's Current Report on Form 8-K filed May 11, 1995.

Item 3. Not applicable

Item 4. Submission of Matters to a vote of Security Holders.

	Registrant's Annual Meeting of Stockholders was held on February 9, 1995. The following director was elected at the annual meeting, to serve a three year term until the 1998 Annual Meeting of Stockholders and his successor is duly elected and qualified: Henry M. Gay; the number of shares in favor were 11,419,622; and the number of shares withheld were 134,569. James R. Porter, George O. Harmon, William W. Stevens and Richard C. Blum continue to serve as directors. At the Annual Meeting, the stockholders approved an amendment to the Triad Systems Corporation 1990 Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares reserved for issuance under the Purchase Plan from 650,000 shares to 1,150,000 shares. The number of shares voting for such proposal was 10,709,096; the number of shares voting against such proposal was 451,938; the number of shares abstaining from voting on such proposal was 120,139; and the number of broker non-votes was 273,018.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

	(a)  Exhibit Index for March 31, 1995                   Sequentially
Exhibit                                                           Numbered
Number                                                              Page
- -------                                                         -------------

4.6     Exchange Agreement and Second Amendment to Unit
	Purchase Agreement by and among Triad Systems
	Corporation, Richard C. Blum & Associates, L.P.
	and certain holders dated March 31, 1995, incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed
	May 11, 1995 ("May 1995" Form 8-K).

4.7 Consent Agreement between Triad Systems Corporation and certain holders of the Fixed Rate Notes dated
	March 31, 1995, incorporated by reference from
	Exhibit 2 to the May 1995 Form 8-K.

4.8 Consent Agreement between Triad Systems Corporation and certain holders of the Floating Rate Notes dated
	March 31, 1995, incorporated by reference from
	Exhibit 3 to the May 1995 Form 8-K.

4.9     First Supplemental Indenture between Triad Systems
	Corporation and BankAmerica National Trust Company dated March 31, 1995, incorporated by reference to
	Exhibit 4 to  the May 1995 Form 8-K.

4.10    First Supplemental Indenture between Triad Systems
	Corporation and Chase Manhattan Bank N.A. dated
	March 31, 1995, incorporated by reference to Exhibit 5
	to the May 1995 Form 8-K.                                      10

4.11    Triad Systems Corporation Amended Senior Floating
	Rate Note Due 1997, dated March 31, 1995, incorporated by reference to Exhibit 7 to the May 1995 Form 8-K.

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

10.20 Amendment No. Three to Revolving Credit Loan Agreement and Consent (to Exchange Agreement) between Triad
	Systems Corporation, Triad Systems Financial
	Corporation and Comerica Bank-California dated
	March 31, 1995, incorporated by reference from
	Exhibit 6 to the May 1995 Form 8-K.

11.1    Computation of Earnings Per Share.                             14

27.0    Financial Data Schedule                                        15

	(b)  Reports on Form 8-K

	The Company filed a report on Form 8-K on May 11, 1995, which described under Item 5 - Other Events, the Company's March 31, 1995 exchange of 1,000,000 shares of preferred stock and associated warrants to purchase 3,500,000 shares of common stock for $10,000,000 cash and 2,222,222 shares of Triad common stock, and the respective amendments to the Revolving Credit Loan Agreement and the Indentures governing the Fixed Rate Notes and Floating Rate Notes.

- --------
* Compensatory or employment agreement








			       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer of the Registrant.





					     Triad Systems Corporation
					     -------------------------
						     (Registrant)




Date:  May 11, 1995                      /s/ STANLEY F. MARQUIS
       ------------                      -----------------------
					     Stanley F. Marquis
					   Vice President, Finance
					(Principal Financial Officer)