Form 10-Q
period 1995-06-30
TRIAD SYSTEMS CORP
filed 1995-08-10
CIK 313867

CIK: 0000313867



		SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.   20549

			      Form 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

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


As of June 30,1995, the registrant had outstanding 17,184,000 shares of common stock with $.001 par value.


			Triad Systems Corporation
		       QUARTERLY REPORT FORM 10-Q
				 Index

								       Page #

Part I. Financial Information

Item 1. Financial Statements

   Consolidated Balance Sheets at June 30, 1995 and
   September 30, 1994                                                     1

   Consolidated Statements of Income for the Three and
   Nine Month Periods Ended June 30, 1995 and 1994                        2

   Consolidated Statements of Cash Flows for the
   Nine Month Periods Ended June 30, 1995 and 1994                        3

   Notes to Consolidated Financial Statements                            4-5


Item 2. Management's Discussion and Analysis of Results
  of Operations and Financial Condition                                  6-9


Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                             10-12

  Signatures                                                             13

  Exhibit 11.1   Computation of Earnings Per Share                       14

  Exhibit 27      Financial Data Schedule                                15






			  PART I  FINANCIAL INFORMATION

			    Triad Systems Corporation
			   CONSOLIDATED BALANCE SHEETS
		     At June 30, 1995 and September 30, 1994

						     June 30,   September 30,
(Amounts in thousands except share data)               1995          1994
						    ----------  -------------
						   (Unaudited)
Assets
Current assets
  Cash and equivalents                                $8,170          $7,963
  Trade receivables                                   14,099          14,090
  Investment in leases                                 1,747           4,152
  Inventories                                          7,185           6,113
  Prepaid expenses and other current assets            6,712           6,068
						    --------        --------
     Total current assets                             37,913          38,386

Service parts                                          3,383           2,434
Property, plant and equipment, net of
 accumulated depreciation and amortization of
 $30,202 at June 30, 1995 and $27,486 at
 September 30, 1994                                   27,310          27,033
Long-term investment in leases                        12,344          21,836
Land for resale                                       25,160          25,063
Capitalized software and intangible assets            15,390          13,870
Other assets                                           9,587           7,741
						    --------        --------
     Total assets                                   $131,087        $136,363
						    ========        ========
Liabilities
Current liabilities
  Notes payable and current portion of
   long-term debt                                     $6,699          $6,773
  Accounts payable                                     9,856           8,940
  Accrued employee compensation                        7,176           8,090
  Deferred income taxes                                4,338           4,310
  Other current liabilities and accrued expenses       9,124          10,189
						    --------        --------
     Total current liabilities                        37,193          38,302
  Long-term debt                                      52,756          56,633
  Deferred income taxes                               26,168          23,855
  Other liabilities                                    5,997           5,432
						    --------        --------
     Total liabilities                               122,114         124,222
						    --------        --------
Stockholders' Equity
  Cumulative convertible preferred stock
     $.01 par value; authorized 1,000,000 shares;
     no shares issued and outstanding at
     June 30,1995 and 1,000,000 shares issued
     and outstanding at September 30, 1994;
     liquidation value $20 million                       ---              10
  Common stock
     $.001 par value; authorized 50,000,000 shares;
     issued 17,714,000 shares at June 30, 1995 and
     13,896,000 shares at September 30, 1994              18              14
  Treasury Stock
     530,000  shares at June 30, 1995 and 270,000
     shares at September 30, 1994                     (2,795)         (1,326)
  Capital in excess of par                            25,410          31,680
  Accumulated deficit                                (13,660)        (18,237)
						    --------        --------
     Total stockholders' equity                        8,973          12,141
						    --------        --------
     Total liabilities and stockholders' equity     $131,087        $136,363
						    ========        ========

The accompanying notes are an integral part of these financial statements.


			   Triad Systems Corporation
			CONSOLIDATED STATEMENTS OF INCOME
	For the Three and Nine Month Periods Ended June 30, 1995 and 1994
				 (Unaudited)


					 Three Months Ended  Nine Months Ended
					       June 30,           June 30,
(Amounts in thousands except
 per share data)                           1995     1994       1995     1994
					 -------  -------    -------  -------
Revenues
  Systems                                $15,381  $17,264    $50,869  $48,912
  Customer support services               15,698   14,826     46,888   44,531
  Information services                     7,111    6,239     20,741   18,061
  Finance                                  2,993    3,062      8,772    7,924
					 -------  -------    -------  -------
     Total revenues                       41,183   41,391    127,270  119,428
					 -------  -------    -------  -------
Costs and expenses
  Systems                                  7,703    7,718     24,693   22,437
  Services and Finance                    13,345   12,518     39,786   37,583
  Marketing                               11,068   11,141     33,930   31,749
  Product development                      1,998    1,937      6,164    6,125
  General & administrative and
   other expenses                          2,660    2,690      8,622    8,373
					 -------  -------    -------  -------
     Total costs and expenses             36,774   36,004    113,195  106,267
					 -------  -------    -------  -------
Operating income                           4,409    5,387     14,075   13,161
  Interest and other expense               1,838    1,836      5,256    5,675
					 -------  -------    -------  -------
Income before income taxes and
 extraordinary charge                      2,571    3,551      8,819    7,486
  Provision for income taxes                 977    1,350      3,351    2,845
					 -------  -------    -------  -------
Income before extraordinary charge         1,594    2,201      5,468    4,641
  Extraordinary charge on repurchase
   of debt, net of taxes                    ----      143        153      143
					 -------  -------    -------  -------
Net income                                $1,594   $2,058     $5,315   $4,498
					 =======  =======    =======  =======

Earnings per share
  Primary
     Income before extraordinary charge    $0.09    $0.13      $0.31    $0.27
     Net income                            $0.09    $0.12      $0.30    $0.26
     Weighted average shares              17,842   17,422     17,943   17,423
  Fully diluted
     Income before extraordinary charge    $0.09    $0.13      $0.31    $0.27
     Net income                            $0.09    $0.12      $0.30    $0.26
     Weighted average shares              17,914   17,422     18,028   17,423
					 =======  =======    =======  =======

The accompanying notes are an integral part of these financial statements.


		       Triad Systems Corporation
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Month Periods Ended June 30, 1995 and 1994

			     (Unaudited)
						   Nine Months Ended June 30,
(Amounts in thousands)                                      1995       1994*
Cash flows from operating activities
  Income before extraordinary charge                      $5,468     $4,641
  Adjustments to reconcile income before
  extraordinary charge to net cash provided
  by operating activities
     Extraordinary charge on repurchase of debt,
      net of taxes                                          (153)      (143)
     Depreciation and amortization                          6,240     6,173
     Receivable and inventory loss provisions               5,732     5,717
     Gains from lease discounting                          (5,761)   (4,544)
     Other                                                 (1,064)      723
     Changes in assets and liabilities
	Trade accounts receivable                          (2,140)   (4,542)
	Leases (purchased) discounted                      16,729     9,871
	Inventories                                        (1,704)   (1,703)
	Deferred income taxes                               2,341     1,496
	Prepaid expenses and other current assets            (644)   (2,299)
	Accounts payable                                      916      (622)
	Accrued employee compensation                        (914)      231
	Other current liabilities and accrued
	 expenses                                          (1,065)     (406)
							  --------  --------
	   Net cash provided by operating
	    activities                                     23,981    14,593

Cash flows from investing activities
  Investment in property, plant and equipment              (2,091)   (2,256)
  Capitalized software                                     (2,115)   (2,479)
  Other                                                    (5,820)   (3,654)
							  --------  --------
	   Net cash used in investing activities          (10,026)   (8,389)

Cash flows from financing activities
  Issuance of debt                                         34,424    30,410
  Repayment of debt                                       (39,420)  (39,774)
  Redemption of preferred stock                           (10,000)      ---
  Proceeds from sale of common stock                        3,439     2,037
  Dividends paid                                             (400)     (600)
  Purchase of treasury stock                               (1,469)     (615)
  Other                                                      (322)      ---
							  --------  --------
	   Net cash used in financing activities          (13,748)   (8,542)
Net decrease in cash and equivalents                          207    (2,338)
Beginning cash and equivalents                              7,963     8,250
							  --------  --------
Ending cash and equivalents                                $8,170    $5,912
							  ========  ========

Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                              $4,407    $4,750
     Income Taxes                                             461       770
  Noncash investing and financing activity
     Redemption of preferred stock                         11,195       ---
     Capital leases                                           913       294
							  ========  ========

* Certain fiscal year 1994 amounts have been restated due to correction of an error.

The accompanying notes are an integral part of these financial statements.


		       Triad Systems Corporation
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			June 30, 1995 and 1994
			     (Unaudited)




1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the nine month periods ended June 30, 1995 and 1994. The results of operations for the three and nine month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1994 audited financial statements and notes thereto.


2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.


3. Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options and the assumed conversion of the preferred stock and exercise of warrants. On March 31, 1995, Triad Systems Corporation (the "Registrant") effected an exchange ("Exchange") of all of the outstanding units ("Units") (consisting of 1,000,000 shares of the Registrant's Senior Cumulative Convertible Preferred Stock and associated Warrants to purchase 3,500,000 shares of the Registrant's Common Stock par value $.001 held by entities affiliated with Richard C. Blum & Associates, L.P. for an aggregate of $10,000,000 and 2,222,222 shares of Registrant's Common Stock. Please refer to the Liquidity section of the Management Discussion & Analysis for explanation of the exchange. Dilution from common equivalents have been adjusted under the treasury stock method in fiscal year 1995 and further adjusted under the modified treasury stock method in fiscal year 1994.


4. Trade accounts receivable at June 30,1995 and September 30,1994 include allowances for doubtful accounts of $1,400,000 and $1,166,000, respectively.


5. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.

(Amounts in thousands)                    June 30, 1995    September 30, 1994
					  -------------    ------------------
Purchased Parts                               $2,532               $2,404
Work in process                                  522                  448
Finished Goods                                 4,131                3,261
					      -------              -------
Inventories                                   $7,185               $6,113
					      -------              -------


	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements is as follows:

		   CONDENSED COMBINED BALANCE SHEETS
	       At June 30, 1995 and September 30, 1994

						  June 30,     September 30,
(Amounts in thousands)                              1995            1994
						-----------    -------------
						(Unaudited)
Assets

Cash                                                $104            $---
Net investment in leases                          14,091          25,988
Residual value retained on leases discounted       6,376           5,544
Receivable from parent company                    41,330          25,633
Other assets                                       3,531           2,857
						 --------        --------
     Total Assets                                $65,432         $60,022

Liabilities and Stockholder's Equity

Other liabilities and accrued expenses            $8,174          $8,115
Deferred income                                    2,290           1,955
Debt                                               1,506           2,171
Stockholder's equity                              53,462          47,781
						 --------        --------
     Total Liabilities and Stockholder's
      Equity                                     $65,432         $60,022



		CONDENSED COMBINED STATEMENTS OF INCOME
 For the Three and Nine  Month Periods Ended June 30, 1995 and 1994
			    (Unaudited)

				       Three Months Ended   Nine Months Ended
					    June 30,            June 30,
(Amounts in thousands)                   1995       1994     1995       1994
				       -------    -------  -------    -------
Revenues                               $2,993     $3,062   $8,772     $7,924

  Selling and administrative expenses     492        548    1,473      1,660
  Provision for doubtful accounts         750        700    2,052      1,804
				       ------     ------   ------     ------

Operating income                        1,751      1,814    5,247      4,460
  Intercompany income                   1,562        840    4,047      2,107
				       ------     ------   ------     ------

Income before taxes                     3,313      2,654    9,294      6,567
  Provision for income taxes            1,229      1,084    3,598      2,571
				       ------     ------   ------     ------
Net income                             $2,084     $1,570   $5,696     $3,996
				       ======     ======   ======     ======


			 Triad Systems Corporation
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary

Total third quarter revenues were relatively consistent with 1994.
Revenues for the first nine months were higher than the prior year by $7.8 million, or 6.6%. Services revenues continued to show improvements, driven by an increase in recurring revenues from the Company's growing customer base. The quarterly improvement in Service revenues was partially offset by a decline of $1.9 million in Systems revenues. Systems revenues were down from the same quarter a year ago due primarily to a controlled rollout of the second phase of the Triad Prism(R) ("Prism B") and an overall softness in the automotive aftermarket.

Lower product margins during the quarter decreased operating income by 2.4%, primarily due to sales price discounting and product mix. Operating income of 11.0% was similar to the first nine months of 1994.

Quarterly net income (before a 1994 extraordinary charge) declined
$.6 million. Net income for the first nine months (before a 1994 and 1995 extraordinary charge) of $5.5 million improved 17.8%. The 1994 and 1995 extraordinary charges were due to the early retirement of $2.8 million and $2.9 million, respectively, in senior fixed rate notes.

Third quarter earnings per share were $.09 compared to $.12 in the prior year. Earnings per share for the first nine months were $.30 compared to $.26 a year ago.
						    Percent of Revenues
				       Three Months Ended  Nine Months Ended
					     June 30,           June 30,
					1995       1994     1995      1994
				       ------     ------   ------    ------
Revenues                               100.0%     100.0%   100.0%    100.0%
Costs and expenses
  Cost of systems, services and
   finance                              51.1       48.9     50.7      50.3
  Marketing                             26.9       26.9     26.7      26.6
  Product development                    4.9        4.7      4.8       5.1
General & administrative and other
 expense                                 6.5        6.5      6.8       7.0
Total costs and expenses                89.4       87.0     89.0      89.0
Operating income                        10.6       13.0     11.0      11.0
  Interest and other expense             4.5        4.4      4.1       4.7
Income before taxes and extraordinary
 charge                                  6.1        8.6      6.9       6.3
  Provision for taxes                    2.4        3.3      2.6       2.4
Income before extraordinary charge       3.7        5.3      4.3       3.9
  Extraordinary charge on repurchase
   of debt, net of taxes                 ---        0.3      0.1       0.1
Net income                               3.7%       5.0%     4.2%      3.8%




Systems Revenues

Systems revenues in the Automotive Market declined $2.8 million from the third quarter of 1994. This was due primarily to the Automotive Jobber segment, which had revenues of $5.4 million compared to $7.5 million. This 27.6% decrease reflected controlled shipments of the second phase of the Triad Prism(R) ("Prism B"), due primarily to software problems. During the third quarter, delivery of the Prism B product was temporarily placed on hold to correct these problems, followed by a controlled rollout to closely monitor the product's performance. The controlled rollout is expected to continue through the fourth quarter. There was also a $1.0 million decline in revenue in the Automotive Service Dealer segment, due mainly to purchase deferrals reflecting economic concerns and a temporary reduction in the sales force. Systems revenues for the Hardlines and Lumber Market increased by 11.5% due to the addition of new customers.

Systems revenues for the first nine months of $50.9 million improved by $2.0 million. Hardlines and Lumber Systems revenues increased 4.7% to $19.6 million, offset by a decrease in Automotive Systems revenues. Multi-vendor Systems revenues, which represents sales of non-Triad equipment, increased $1.8 million from $.8 million.

Services Revenues

Third quarter 1995 Services revenues of $22.8 million improved 8.3%. Customer Support Services revenues of $15.7 million improved $.9 million or 5.9%, with growth of $.3 million each in education revenues and multi-vendor services revenues, primarily due to the addition of new customers and third party service activity. Business Products revenues increased
$.4 million due to price increases and continued penetration into existing markets. Information Services revenues of $7.1 million improved
$.9 million or 14.0% due to continued market penetration.

Services revenues for the first nine months of $67.6 million improved
$5.0 million, primarily in Information Services, which increased
$2.7 million. Customer Support revenues increased $2.4 million, including an increase of $1.1 million in business products.

Finance Revenues

Finance revenues for the third quarter decreased by 2.3%. This was due primarily to a decrease in the lease portfolio following accelerated lease discounting during the second quarter to help fund the March 31, 1995 exchange of the outstanding preferred shares and warrants for common stock (refer to the Liquidity section for further explanation of the equity exchange). Revenues for the first nine months increased $.8 million, resulting from the additional discounting.

Costs and Expenses

Gross margin as a percentage of total revenues was 48.9% for the quarter and 49.3% for the first nine months, a decline of 2.2% and 0.4%, respectively. The decline was due primarily to sales price discounting and product mix. Gross margin as a percentage of systems revenues was down 5.2% and 2.7% for the third quarter and first nine months, respectively. Gross margin as a percentage of services and finance revenues for the quarter remained consistent with the prior year and increased 1.2% for the first nine months.

Marketing expenses of $11.1 million and $33.9 million for the quarter and first nine months, respectively, were fairly even as a percentage of revenue. Product Development costs, after capitalization of software development expense, were $2.0 million for the quarter and $6.2 million for the first nine months and consistent as a percentage of revenues at 5%. General and administrative costs, litigation and other expenses were about even with prior year expenses as a percentage of revenue.

Lower fixed rate debt, offset by the slightly higher floating debt rate, resulted in interest expense comparable with the prior quarter. Interest expense for the first nine months decreased $.4 million due primarily to the reduction of fixed rate debt and bank line of credit.

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

Liquidity

Working Capital - management believes that working capital and the Company's ability to generate working capital is sufficient to meet foreseeable business needs. The Company utilizes its cash in excess of operating requirements to fund Triad Financial's lease portfolio and to reduce the Company's debt level. On March 31, 1995, the Company financed the exchange of 1 million shares of preferred stock and associated warrants to purchase 3.5 million shares of common stock for $10 million cash and approximately 2.2 million shares of Triad common stock. The exchange eliminated $400,000 in preferred shares dividend payments over the second half of the current year and up to $2 million annually that would have been paid in future years. The exchange was accomplished without incurring new debt.

Cash provided by operating activities was $24.0 million for the first nine months compared to $14.6 million. Lease discounting, net of purchases, was up $6.9 million primarily to fund the preferred shares exchange and to retire debt. Depreciation and amortization were consistent with the prior year at $6.2 million.

Cash used in investing activities increased to $10.0 million for the first nine months compared to $8.4 million. Capital expenditures for the first nine months of $2.1 million were about even with the prior year.

Cash used in financing activities was $13.7 million for the first nine months, an increase of $5.2 million. Cash of $10.0 million was paid for the redemption of preferred stock on March 31, 1995. Cash used for repayment of debt net of issuances was $4.0 million less during the first nine months.

Business Resources
Management believes available cash resources, primarily generated from operations, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains
$16.8 million in bank lines of credit and there were no borrowings at June 30, 1995.

The Company currently invests its available cash resources in the lease portfolio of Triad Financial due to the higher yields achieved and the flexibility to offer customers financing. Triad Financial financed
$24.0 million of Triad's domestic business systems sales and $12.5 million in non-Triad equipment through client lease programs during the first nine months of 1995. Additionally, Triad Financial received $17.5 million and $57.3 million of proceeds from discounting in the third quarter and first nine months, respectively.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. The discounting agreements contain certain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 10% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At June 30, 1995, the portfolio available for discounting was $14.1 million and commitments for $43.7 million in discounting lines were available.






		       PART II OTHER INFORMATION

Item 1.    Not applicable

Item 2.(b) Changes in the rights of the Company's security holders.

	   On March 31, 1995, Triad Systems Corporation (the "Registrant") effected an exchange ("Exchange") of all of the outstanding units ("Units") consisting of 1,000,000 shares of the Registrant's Senior Cumulative convertible Preferred Stock and associated Warrants to purchase 3.5 million shares of the Registrant's Common Stock par value $.001 held by entities affiliated with Richard C. Blum & Associates, L.P. for an aggregate of $10,000,000 and 2,222,222 shares of Registrant's Common Stock. For further information concerning the exchange, please refer to the Management's Discussion and Analysis of Finanical Condition and Results of Operations - "Liquidity" in
	   Part I of this report and the Company's Current Report on Form 8-K filed May 11, 1995.

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

Item 5.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

	   (a) Exhibit Index for June 30, 1995
								Sequentially
  Exhibit                                                         Numbered
  Number                                                            Page
 --------                                                       ------------

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

*10.3 Nonqualified Stock Option Agreement between the Company and James R. Porter dated January 13, 1987, incorporated by reference from Exhibit 10.5 to the 1987 Form S-2 Registration Statement, (File No. 33-13599) (the "1987 Company's Form S-
	   2 Registration Statement").

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

  ----------
  * Compensatory or employment agreement






			     SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer of the Registrant.



					       Triad Systems Corporation
					       -------------------------
						       (Registrant)




Date:   August 8, 1995                         /s/ STANLEY F. MARQUIS
	--------------                         -----------------------
						   Stanley F. Marquis
						 Vice President, Finance
					       (Principal Financial Officer)