Form 10-K
period 1995-09-30
TRIAD SYSTEMS CORP
filed 1995-12-22
CIK 313867

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				  Form 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended September 30,1995

				     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______ to _______

			Commission File Number 0-9505

			  TRIAD SYSTEMS CORPORATION
	    (Exact name of registrant as specified in its charter)

	    Delaware                                  94-2160013
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  3055 Triad Drive, Livermore, California               94550
  (Address of principal executive offices)            (zip code)

    Registrant's telephone number, including area code: (510) 449-0606

	Securities registered pursuant to Section 12(b) of the Act:

						NAME OF EACH
	   TITLE OF EACH CLASS          EXCHANGE ON WHICH REGISTERED
		  None                               N/A

       Securities registered pursuant to Section 12(g) of the Act:
		      Common Stock, par value $.001
			    (Title of Class)

		      Common Stock Purchase Rights
			    (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.   Yes  [X]  No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63,764,000 based on the closing sales price of the Company's common stock, as reported on NASDAQ on November 30, 1995. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's Common Stock as of November 30, 1995 was 17,392,865.

     This report, including all exhibits and attachments, contains 156 pages. The Exhibit Index is located on pages 40-42.


		      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those Parts of this Annual Report on Form 10-K as are set forth below, but only to the extent specifically stated in such Parts hereof:

     (1) Proxy Statement for Annual Meeting of Stockholders scheduled to be held February 8, 1996. This proxy statement is referred to herein as the "Proxy Statement" and is incorporated as provided in Part III.


				    Part I
ITEM 1.  BUSINESS

Introduction

     Triad Systems Corporation is a leading provider of business and information management solutions for the Automotive Aftermarket and the Hardlines and Lumber industry. Triad offers new and existing customers a variety of proprietary database products with periodic updates, software and hardware products, financing and ongoing support services.

     Triad's installed base provides significant recurring revenues, accounting for 73% of its annual revenues in fiscal 1995. In the year ended September 30, 1995, 36% of Triad's total revenues were from service and support agreements, 21% from sales of hardware and software upgrades and add-ons to existing customers and 16% from subscription fees for Triad's proprietary database products. Triad's principal strategy is to increase its installed base by offering its database, hardware and software products in its two key markets, by penetrating adjacent segments of those markets and by geographic expansion.

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

     AUTOMOTIVE AFTERMARKET. The Automotive Aftermarket consists of four principal levels of distribution: manufacturers, warehouse distributors, parts stores ("jobbers and retailers") and auto repair shops ("service dealers"). Manufacturers distribute automotive parts through warehouse distributors to jobbers and retailers, who stock and sell the automobile parts used by service dealers and consumers.

     The Company had approximately 10,000 Automotive customers spanning small and large businesses as of September 30, 1995. Triad's large installed base of jobber customers provides a source of recurring revenue through sales of applications software packages, peripherals, hardware upgrades, information services, supplies and customer support services. Due to the high level of automation in the traditional jobber market and the lower per-unit cost of systems being sold to smaller Automotive Aftermarket customers, the Company does not anticipate significant growth in revenues from system sales in the domestic jobber market.

     The Company has developed new products and approaches to expand its customer base in adjacent markets. The Company typically offers its software products and databases in conjunction with system sales, and also markets selected software products and databases separately from its hardware products. Triad has gained access to several leading retail chains, as well as jobbers with competing systems, with these products. Further, the Company has reached retail chains, service dealers and small jobbers through products such as the LaserCat and ServiceCat workstations and software and database products. See "BUSINESS-Triad Hardware Systems and Software Products" and "-Information Services." The ServiceCat product is directed at the 185,000 automotive repair businesses, while the Triad ServiceWriter system is aimed at the 75,000 targeted segment of the larger, more sophisticated businesses.

     Triad markets its Automotive products in the United States, United Kingdom, Ireland, Canada and Puerto Rico. See "BUSINESS-Marketing and Sales." The Company's strategy is to expand its customer base through the development and marketing of database products for the automotive parts aftermarket in the United States, United Kingdom and selected European Community countries. See "BUSINESS-Information Services."

     Triad markets systems to the warehouse distributor segment of the automotive parts aftermarket. The Paperless Warehouse and the UNIX-based Warehouse System provide new levels of efficiency and productivity in automotive parts warehouses. Approximately 70 mid-range and large warehouse distributors have installed these systems. These installations are primarily decentralized warehouses. Warehouses with company owned stores and multiple locations that want to operate on a centralized system primarily use the Triad Information System which operates on a UNIX-RISC based platform. There are 49 customers installed on this platform. Additionally, there are 170 smaller warehouse distributors and larger jobbers who have purchased the Company's Series 12 or Series 14 systems equipped with specialized application software designed for the needs of the warehouse operations.
See "BUSINESS-Triad Hardware Systems and Software Products."

     HARDLINES AND LUMBER. Triad's Hardlines and Lumber Division offers integrated business systems to approximately 44,000 hardware stores and home centers, lumber/building supplies stores and paint and decorating retailers with annual sales of between $300,000 and $150 million. At September 30, 1995, the Company had approximately 4,000 customers in these markets.

     Within the Hardlines and Lumber market, there is a lower level of automation compared to the automotive parts aftermarket. The Company believes that independent hardlines retailers are increasingly recognizing the advantages of automation as they face increased competition. Hardlines and Lumber trade journals have strongly favored automation, and major hardlines wholesalers and cooperatives strongly endorse automation to their member dealers. Approximately half of the top 60 hardware distributors endorse
Triad products and services, along with five of the seven leading lumber and building materials groups. In addition, Triad has developed and currently maintains strong relationships with the four major hardlines cooperatives. See "BUSINESS-Marketing and Sales."

     Technological advancements in Triad's interactive UNIX-based Eagle and Eagle LS systems allow for product offerings suitable for hardlines and building materials chains with up to 20 stores and $150 million in annual sales. See "BUSINESS-Triad Hardware Systems and Software Products."

Information Services

     Triad licenses its proprietary databases to its customers in return for a license fee and monthly subscription fees entitling customers to periodic updates. These database products generate recurring revenues for Triad through the monthly subscription fees and differentiate the Company's products from those of its competitors, contributing to new system sales. The Company currently offers unique databases to its Automotive customers and has a database catalog product for hardlines distribution chains affiliated with Cotter & Company (True Value).

     ELECTRONIC CATALOG. Triad's Electronic Catalog product provides over 17 million automobile parts applications. This database virtually eliminates the time-consuming and cumbersome use of printed catalogs and is designed to increase productivity and accuracy in parts selection and handling. Proprietary software on Triad's jobber systems integrates information from the Electronic Catalog and the Telepricing databases so that for a given automotive repair, all parts required are identified, along with updated prices and inventory levels. Additional prompts enable the jobber to recommend related parts that the customer may need in addition to the parts requested. Triad charges a monthly subscription fee for the Electronic Catalog database and provides the customer with periodic updates. At September 30, 1995, approximately 3,500 customers had licensed the Electronic Catalog database.

     TELEPRICING. The Telepricing service provides price updates for automotive parts following a manufacturer's price change, eliminating a customer's need to input this data manually. Telepricing service customers pay an initial license fee and a monthly subscription fee for this updating service. This database had more than 3,000 subscribers at September 30, 1995.

     LABORGUIDE DATABASE. The LaborGuide database provides estimations of labor hours for car repairs and is based on labor estimating data from Mitchell International, Inc. There were more than 2,000 customers paying monthly fees for this database at September 30, 1995. This database is targeted to approximately 185,000 service dealers in the United States and permits users to comply more easily with regulations in many states that require written estimates of repair costs. During fiscal 1995, Triad added a new dimension to this database with its introduction of Major Service Intervals for domestic automobiles. The data includes detailed labor time and parts recommendations as defined by the automobile manufacturer, enabling subscribers to schedule regular maintenance appointments for their customers.

     LASERGUIDE. The LaserGuide database is a reconfiguration of Electronic Catalog and allows a jobber to determine which automobiles (by make and year) the identified automotive parts will fit. The database also assists the jobber in making decisions on inventory levels. There were approximately 300 customers using this database at September 30, 1995.

     WORKSTATION PRODUCTS. Triad offers several products which are designed to make its proprietary databases available to businesses with or without Triad systems. These products, including the LaserCat and ServiceCat, make Triad's proprietary database products available through CD-ROM technology and are designed to operate as stand-alone terminals or integrated as terminals in Triad systems or many competitors' systems. See "BUSINESS-Triad Hardware Systems and Software Products." The Company's Information Services Division also markets the software and database products to new customers separately from Triad's hardware systems.

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

     DATABASES FOR MANUFACTURERS. Triad markets database services utilizing Triad's database products to auto parts manufacturers. In addition to the full Telepricing database, manufacturers may select only certain categories of parts, or may choose the Competitive Analysis service, which compares price levels and number of applications to a competitor's product line. Triad's new transaction analysis services, MarketPACE for the Automotive Aftermarket and VISTA for the Hardlines and Lumber industry, reports product movement information based on point of sale (POS) data collected at the independent retail levels in the respective markets. MarketPACE services supply comprehensive POS information and inventory analysis providing the decision support tools required to increase sales, boost productivity, improve distribution and enhance customer service for warehouses and auto parts stores. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using POS business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by the MarketPACE and VISTA services provide manufacturers with insight into how a given product or brand performs against its competitors and the market in general.

     DATABASES FOR INTERNATIONAL MARKETS. Triad established a wholly-owned subsidiary in Longford, Ireland, to create, maintain and distribute database products for automotive business management systems marketed by Triad and third parties in the United Kingdom and Ireland and subsequently for third party systems marketed in selected European Community nations. This project is supported, in part, by grants from the Industrial Development Authority of Ireland ("IDA"), subject to maintaining minimum capitalization and employment levels for the subsidiary. The facility began distributing database products in 1993 and its Electronic Catalog product is marketed in the United Kingdom and Ireland. Triad also markets automotive database products in Canada and Puerto Rico and is developing a product for the French market which was introduced in late 1995.

     HARDLINES AND LUMBER. In addition to its Automotive Aftermarket databases, the Company also markets databases to the Hardlines and Lumber industry.

     COTTER & COMPANY DATABASE. Triad introduced the Cotter & Company database product in 1991 as a catalog of products available from the Cotter & Company (True Value) cooperative warehouses. The database is marketed both to Cotter affiliates and to independent outlets and outlets affiliated with other cooperatives. See "BUSINESS-Triad Hardware Systems and Software Products."

Triad Hardware Systems and Software Products

     Triad's applications software and business computer systems, together with its database products, provide comprehensive business solutions targeted to its two key markets. The Company provides a different set of standard applications programs for each market that include user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. These software products also allow Triad customers to access the Company's proprietary databases. See "BUSINESS -Information Services."

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

     AUTOMOTIVE AFTERMARKET. Since the first phase of the Triad Prism platform introduced in 1993, more than 600 Triad Prism systems have been sold. Triad Prism is a powerful UNIX-based system featuring Intel Pentium and other processors. Triad Prism was created specifically for the automotive parts distributor, and it employs a "management-by-exception" capability. Triad's Series 11, Series 12 and Series 14 product lines, and the Triad
Prism track inventory, perform accounting functions, and execute such point of sale operations as invoicing and billing. Smaller warehouse distributors also use these systems with applications software designed to serve their particular information management requirements. Triad's Series 11 and Series 12 systems also use a microcomputer manufactured by Triad with a proprietary operating system. The systems also enable customers to use the Electronic Catalog database and Triad's other automotive database products. See "BUSINESS-Information Services."

     The Company also markets the TelePart terminal to its jobber customers, who generally place the terminal on-site with their service dealer customers. The TelePart terminal allows service dealers to electronically order parts by communicating directly with that jobber's Triad system equipped with the Electronic Catalog product. At September 30, 1995,
Triad had installed more than 2,300 TelePart terminals.

     Triad ServiceWriter is the latest addition to its growing family of information management solutions. Triad ServiceWriter blends Triad's unique databases of 17 million parts, applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology and easy-to-use pull-down windows. Triad ServiceWriter also creates printed work estimates, automated work orders and maintains individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions. Utilizing Triad's unique TelePart feature, Triad ServiceWriter electronically orders required parts. Triad ServiceWriter can also be integrated with other Triad services, including Triad's Service Accounting and ServiceTech for the latest in technical bulletins and other repair information. ServiceWriter can also be expanded to include inventory management, point of sale and general accounting applications.

     The ServiceCat workstation is marketed to the service dealer segment of the automotive parts aftermarket. The ServiceCat product includes the Electronic Catalog and LaborGuide databases and TelePart software. It permits service dealers to estimate the cost of an entire repair job, including parts and labor, for customers which is mandatory in several states. See "BUSINESS -Information Services." Triad's Information Services Division also markets the ServiceCat software and databases separately from the workstation.

     The Company also markets various terminals and workstations which provide access to Triad's proprietary databases. Triad's LaserCat product is marketed to customers requiring the complete Electronic Catalog database product, regardless of whether they own a Triad jobber system, a competitor's system or are not automated. The LaserCat product is an independent PC-based workstation using CD-ROM technology to provide access to Triad's Electronic Catalog database product, resulting in recurring revenues from monthly subscription fees. See "BUSINESS- Information Services." LaserCat workstations function as stand-alone units and also can be integrated as a terminal with any Triad Jobber System or with numerous competitors' jobber systems. Triad's Information Services Division also markets the LaserCat software and databases separately from the workstation. See "BUSINESS-Information Services."

     Triad's warehouse systems have the potential for a larger number of application enhancements and offer increased processor speed to serve businesses with high transaction volumes. The enhanced database management features allow the user flexibility in information retrieval. The Paperless Warehouse from Triad eliminates manual entry of parts-related information and enables warehouse operators to update inventory records, dramatically changing the way warehouses manage the flow of parts. This product enables employees to utilize hand-held computers equipped with bar-code scanners and radio transmitters to perform every warehouse task from receiving to stocking and from order picking to shipping, transmitting the data to the host Triad computer. Triad's UNIX-based Warehouse System merges the latest UNIX/RISC technology to provide users with total warehouse management capabilities and gives users a powerful relational database to access any information they require.

     HARDLINES AND LUMBER INDUSTRY. Triad Hardlines and Lumber systems automate inventory control, point of sale functions (such as invoicing and billing), payroll, accounting and purchase orders to affiliated cooperatives and distributors.

     The UNIX-based Intel 486/Pentium driven Eagle series of systems is designed for mid- to large sized Hardlines and Lumber dealers. These systems have greater power and functionality and therefore have expanded access to larger Hardlines and Lumber dealers. Existing Triad customers are able to upgrade to an Eagle system and utilize the newly incorporated technological advancements. More than 3,000 Eagle systems, including upgrades and new systems, have been sold since 1991.

     The Company's Eagle LS blends the power and flexibility of Triad's UNIX-based business and information management system with applications and features created to meet the unique needs of lumber and building materials operations. The Eagle LS system manages the flow of a typical transaction, including estimating, ordering and inventory management, shipping, invoicing and tracking accounts receivable.

     The LaserStation product includes the Cotter and Company database product. It is designed as a stand-alone unit and may also be integrated as part of a Triad hardlines system for Cotter and Company members.

     BUSINESS PRODUCTS. Triad markets a wide line of business products to the Automotive Aftermarket and Hardlines and Lumber industry through catalogs and telemarketing services.

Customer Support and Services

     The Company's Customer Support Services organization, representing approximately 33% of the Company's full-time employees at September 30, 1995, provides service, training and support to Triad's domestic and international customers. System support agreements are a significant source of recurring revenue for Triad. Triad system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support. Management believes its service organization represents a major competitive advantage.

     HARDWARE MAINTENANCE AND SOFTWARE SUPPORT. Triad typically provides a limited warranty on its systems. Triad also sells a variety of post-sale support programs through its system support agreements, including preventive and remedial maintenance, hardware engineering modifications and daily system operating support by phone. Triad's customers can call the Company's AdviceLine service which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary.

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

     At September 30, 1995, the Company had 188 field engineers and managers, and 83 customer education representatives (CERs) and managers in 114 domestic and 17 foreign field service offices.

     CUSTOMER TRAINING. Customer training is offered in Triad facilities, including 44 education centers nationwide. The Company also provides on-site training for new and existing customers. In addition to training in system operations and software enhancements, Triad offers seminars and workshops to assist customers in understanding the capabilities of their systems.

     PRE-DELIVERY SERVICES AND INSTALLATION. Triad's sales representatives provide a number of pre-delivery services to Triad's customers, including a cost-justification analysis, visits to current Triad users, site planning and preparation, training for management and employees and installation planning. Triad's Zapstart product pre-loads an individual automotive customer's inventory, pricing and parts applications data into its Triad system upon installation, saving customers significant data-entry time. The Company also offers hardware retailers a similar capability to preload inventory files provided by certain cooperatives or distributors.

Marketing and Sales
-------------------
     The Company markets its automotive and hardlines products and services through a 240-person direct sales organization as of September 30, 1995.

     The Company's systems are marketed through direct sales calls, telephone sales and by system demonstrations in customer facilities or in Company sales offices. Sales prospects are generated by telemarketing, customer referrals, trade publication advertising and trade show demonstrations. Triad's national accounts sales force solicits endorsements and other marketing arrangements with regional and national associations, distributors and cooperatives.

     In addition, the Company markets its database products directly by telemarketing and direct sales, or indirectly through value-added resellers, to jobbers, service dealers and hardlines distribution chains. Triad reaches potential customers who do not own Triad computer systems by marketing its database information products through value-added resellers who offer other systems or products in Triad's markets.

     The Company began marketing certain products and services in the Automotive Aftermarket in the United Kingdom and Canada in the early 1980s. Marketing efforts were expanded to Ireland through the United Kingdom subsidiary in 1989. In 1995 the Company began selling the Hardlines and Lumber product in Canada. Sales in foreign countries are generally priced in local currencies and are therefore subject to currency exchange fluctuations.

     For the years ended September 30, 1993, 1994 and 1995, no customer other than Triad Systems Financial Corporation ("Triad Financial"), accounted for 10% or more of Triad's revenues, and no end user accounted for more than 10% of Triad's revenues. Historically, the Company's business has been seasonal, with the Company generally experiencing a decline in revenues in the first quarter of each year from the final quarter of the preceding year, with revenues usually building as the year progresses.

Triad Systems Financial Corporation

     Triad formed Triad Systems Financial Corporation in August 1978 to provide lease financing to the Company's customers. Leases are full-payout, noncancellable leases with terms from one to six years. Triad Financial provided lease financing for approximately 60% of domestic business systems sales in the year ended September 30, 1995.

     The Company believes that its ability to offer lease financing to its customers through Triad Financial shortens the sales cycle and provides a competitive advantage in marketing Triad products. From its inception through September 30, 1995, Triad Financial purchased and leased $525 million of Triad equipment, including $37 million during fiscal 1995. Triad Financial also provides lease financing to independent third parties in the markets that Triad serves, and since 1984 has financed $52 million under these programs, including $16.5 million in 1995. It is actively pursuing additional third party opportunities.

     Triad Financial discounts most of its lease receivables on either a full or limited recourse basis to banks and lending institutions under discounting agreements. Under the agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment for discounted leases. The contingent liability for losses was $24.6 million at September 30, 1995. The discounting agreements provide for limited recourse of up to 15% or full recourse at 100% of discounted proceeds, depending on the credit risk associated with specific leases. At September 30, 1995, the Company had $18.5 million invested in its lease portfolio and, if needed, maintains discounting lines to sufficiently liquidate the principal of this investment into cash.

     The discounting agreements contain restrictive covenants that must be maintained in order to discount. In the event of non-compliance, the banks and lending institutions could assume administrative control of the lease portfolio and could prohibit further discounting under the available credit facilities. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. The most restrictive covenant requires that both Triad and Triad Financial be profitable every quarter. Under the terms of an operating and support agreement with Triad Financial, the Company is obligated, if required, to make equity contributions or subordinated loans to enable Triad Financial to fulfill its obligations under the equipment financing agreements.

Product Development

     Triad's newest products are based on open systems design architecture. This allows the use of latest technology hardware and industry standard software for rapid development of products and services. Triad typically integrates its application software with industry standard operating systems and hardware platforms. Triad uses its system integration expertise to deliver reliable systems with the appropriate performance and scalability for future enhancements. The open design environment allows the Company to focus its development efforts on applications that provide business solutions for each market segment and custom design when current technology does not offer a solution. During 1993, 1994 and 1995, Triad's respective product development expenditures including capitalized costs were $10.9 million, $11.2 million and $11.1 million.

     The Company capitalized $2.8 million, $3.1 million and $2.9 million of software development costs in 1993, 1994 and 1995, respectively. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally over a three, five or seven year period, or a cost per unit sold basis.

     At September 30, 1995, the Company employed 120 persons in product development. Separate teams of Company analysts and programmers are dedicated to each of the Company's markets. Common hardware and operating system expertise provides support to each market-oriented development team. In addition, Triad uses industry-specific advisory councils, representing a cross-section of its customers, to review its development plans and give advice on software applications features and priorities as they relate to their automation needs.

Manufacturing

     Triad's Manufacturing operation consists primarily of systems integration, including third party hardware and software with the Company's application software. Triad assembles and tests systems or peripherals from standard components and third party subassemblies at the Livermore facility. In addition, Triad provides manufacturing and test services for third party companies to optimize capacity and material planning operations.

     Purchased parts and standard assemblies normally account for approximately 95% of hardware overhead cost, with subassembly, assembly and test costs representing the balance. The Company had 54 manufacturing employees at September 30, 1995. Standard systems are typically shipped in the same quarter the orders are received. The backlog of orders is not a significant factor in understanding the Company's business.

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

     Triad has obtained software licenses from several sources covering operating systems and applications programs used in its current and future products. The Company is not aware that the manufacture and sale of its current hardware, software and database products requires any licenses from others not already secured.

     Triad has four patents pending and may seek additional patent protection related to new hardware or software products as appropriate.

Competition

     Triad experiences competition for its applications software and database products from a variety of firms, ranging from small, independent applications software producers to partnerships of software producers and computer systems manufacturers. Some of Triad's competitors customize general-purpose business management software and market it for use on industry-standard hardware. The Company also faces competition in both the Automotive Aftermarket and Hardlines and Lumber segments from distributors and cooperatives that market computer systems to their members. Competition for the Company's higher-priced warehouse systems comes from both customers developing their own systems in-house, and from large, well-established businesses that offer general-purpose business computers and custom programming. Entry into the markets for the Company's products is not unusually difficult, and new competition is expected.

     The Company believes that the key competitive factors in each of the Company's markets are information management capability, product features and functions, quality and quantity of data, price, ease of use, reliability, technical support, customer service and financing. The Company believes that it competes favorably with respect to these factors.

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

Employees

     At September 30, 1995, Triad had 1,453 full-time employees. Persons with programming skills and experience are in great demand in the information management industry. The loss of a substantial number of these personnel, or an inability in the future to obtain sufficient additional qualified personnel, would have an adverse effect on the Company's business. The Company considers its employee relations good and is not party to any collective bargaining agreements.

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

     At September 30, 1995, the Company was leasing sales and service space in 114 cities in the United States and 17 foreign sites.

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

     The Company sold an aggregate of 39.6 acres of Triad Park from fiscal years 1987 through 1995 for $8.5 million and intends to market 166 acres of Triad Park for resale during the next several years. Approximately 50 acres of property have been rezoned for retail use, 26.7 acres for residential and the balance of the property is zoned for industrial and research and development purposes. As part of this rezoning process, the Company entered into an agreement with the City of Livermore canceling the former development agreement for the Triad Park and eliminating any further obligations by the Triad Park owners, including Triad, to construct or participate in any assessment district to fund construction of two freeway interchanges and a water storage facility. However, all future construction in the Triad Park will require payment to the City of its current traffic impact fees required in connection with issuance of building permits.

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

     Principal and interest payments are required to be made by Triad (or by subsequent purchasers of parcels of Triad Park) as additional bonds up to the $17 million authorized are sold. With respect to $10.9 million in assessments outstanding, the Company made $1,033,000 in interest payments on the bonds in fiscal 1993, $864,000 in fiscal 1994 and $789,000 in fiscal 1995.

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

ITEM 3.  LEGAL PROCEEDINGS

     See "Item 1-Litigation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

ITEM E.O.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Executive Officers and Operating Management as of December 15, 1995 are as follows:

Name                    Age     Position
James R. Porter         59      President, Chief Executive Officer, and
				Director
Shane Gorman            52      Executive Vice President,
				Automotive Operations
Dan F. Dent             48      Vice President and General Manager, Customer
				Support Services Division
Thomas A. King          51      Vice President, Product Development and
				Manufacturing
Stanley F. Marquis      52      Vice President, Finance,
				Chief Financial Officer
				Corporate Secretary and Treasurer;
				President, Triad Systems Financial
				Corporation
M. Edward Molkenbuhr    48      Vice President and General Manager,
				Service Dealer Division
Thomas J. O'Malley      60      Vice President, Administration
Chad A. Schneller       54      Vice President,
				Hardlines and Lumber Operations
Donald C. Wood          58      Vice President and General Manager,
				Information Services Division
Bruce M. Blanco         46      Corporate Controller
Patrick J. Bormann      39      General Manager, Warehouse Division

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

     Mr. Dan F. Dent joined the Company in January 1993 as Director of Field Operations and became General Manager, Customer Support Services Division in October 1994. He was promoted as Vice President and General Manager, Customer Support Services Division in October of 1995. Prior to joining Triad, he was Vice President, Customer Support Services at Ultimate from July 1991 to December 1992.

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

     Mr. M. Edward Molkenbuhr joined the Company in September 1993 as Vice President and General Manager of the Company's new Service Dealer Division. Prior to joining Triad, he served as President and Chief Executive Officer of Amicus Information Services from November 1992 to May 1993. From January 1983 to November 1992, he served in a number of key senior positions with ADP, Inc. where his most recent position was Senior Vice President of Data Services.

     Mr. Thomas J. O'Malley joined the Company in January 1981 as Director of Administration and was elected Vice President, Administration in August 1983.

     Mr. Chad A. Schneller joined the Company as Vice President and General Manager, Hardlines and Lumber Division in July 1994. Prior to joining Triad, he served as President and Chief Executive Officer of Harvest Software from January 1991 to December 1993.

     Mr. Donald C. Wood joined the Company in June 1990 as Vice President and General Manager, Information Services Division.

     Mr. Bruce M. Blanco joined the Company in April 1984 as Financial Manager of Triad Systems Financial Corporation. In January 1985 he was promoted to Revenue Systems Manager. He has been the Controller since May 1988 and assumed the additional responsibilities of Director of Leasing-Triad Products in December 1994.

     Mr. Patrick J. Bormann joined the Company in September 1978 as a Marketing Applications Representative and has progressed through a series of sales, support, marketing and customer service assignments. In February 1991, he assumed complete responsibility for Warehouse Systems operations and was promoted to General Manager in October 1995.

     Officers serve at the discretion of the Board of Directors. There is no understanding between any of the Company's officers and any other person pursuant to which such officer is or was to be selected.


				    Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Triad common stock is traded on the over-the-counter market under the NASDAQ National Market System symbol TRSC. As of September 30, 1995, there were 1,183 record holders of the Company's common stock. Below are the quoted prices for the stock's high and low sales prices:

FY 1995                       High                  Low
-----------------------------------------------------------------
First Quarter              $  5 3/8              $  4 5/8
Second Quarter                6                     5
Third Quarter                 7 5/8                 5 5/8
Fourth Quarter                7 5/8                 5 1/8
-----------------------------------------------------------------
FY 1994                       High                  Low
-----------------------------------------------------------------
First Quarter              $  5 3/4              $  4 1/2
Second Quarter                5 5/8                 4 5/8
Third Quarter                 5 1/4                 4 3/8
Fourth Quarter                5 1/8                 4 1/8

     The Company has declared no dividends on its common stock since incorporation and anticipates it will continue to retain its earnings for use in its business.

ITEM 6.  Selected Financial Data

FOR THE YEARS ENDED SEPTEMBER 30
----------------------------------------------------------------------------
(Amounts in thousands except
per share and employee data)    1995      1994      1993      1992      1991
----------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
Revenues
 Systems                    $ 73,312  $ 72,910  $ 64,069  $ 63,820  $ 52,784
 Customer support
   services                   62,429    59,733    59,509    61,063    62,127
 Information services         28,092    24,436    20,586    18,127    15,338
 Finance                      11,244    10,199     8,654     9,562     7,270
----------------------------------------------------------------------------
Total revenues              $175,077  $167,278  $152,818  $152,572  $137,519

Gross margins
 Systems                        51.4%     52.8%     52.1%     49.8%     50.0%
 Services                       42.3%     40.8%     41.8%     41.7%     41.8%
 Total gross margins            49.4%     49.3%     49.4%     48.7%     48.0%

Operating income            $ 20,532  $ 19,361  $ 15,822  $ 18,013  $ 15,781
Gain from sale of land             -         -       652         -       580
Income before
extraordinary charge           8,426     7,379     5,065     3,520     2,085
Net income                     8,030     7,236     5,065     2,097     2,085
Primary earnings per share
 Income before
 extraordinary charge       $    .48  $    .43  $    .31  $    .27  $    .18
 Net income                      .46       .42       .31       .17       .18
Fully diluted earnings
per share
 Income before
 extraordinary charge            .48       .43       .30       .27       .18
 Net income                      .45       .42       .30       .17       .18

Balance Sheet Data
Total assets                $132,709  $136,363  $131,379  $124,175  $124,279
Total debt                    55,609    63,406    72,352    71,896    96,424
Stockholders' equity
(deficit)                     14,221    12,141     3,114    (2,649)  (25,395)

Other Data
Net income as a percent
of revenue                       4.6%      4.3%      3.3%      1.4%      1.5%
Return on assets                 6.3%      5.5%      4.0%      2.8%      1.6%
Product development costs
 Capitalized software       $  2,930  $  3,142  $  2,840  $  3,347  $  3,677
 Product development
   expense                     8,136     8,022     8,118     7,483     7,718
 ---------------------------------------------------------------------------
 Total product development
 costs                      $ 11,066  $ 11,164  $ 10,958  $ 10,830  $ 11,395

Capital expenditures        $ 2,819   $  3,416  $  3,029   $ 3,116  $  2,446
Depreciation and
  amortization                8,793      8,087     8,423     9,912     8,521

Number of employees           1,453      1,449     1,391     1,409     1,356
Common shares outstanding    17,370     13,626    12,484    11,710    11,088
============================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues reached record levels in 1995 at $175.1 million. The total was 5% above the $167.3 million in 1994 which was 9% above the $152.8 million in 1993. Revenues are primarily generated from the Automotive Aftermarket which consists of warehouse distributors, parts stores and service dealers, and the Hardlines and Lumber market comprised of hardware stores and home centers, lumber and building supply stores and paint and decorating retailers. Gross profit of $86.6 million showed a 5% increase or $4.1 million over 1994 which was 9% or $7.0 million over 1993. Record operating profit of $20.5 million was favorable to 1994 by $1.2 million after increasing $3.5 million from 1993 to 1994. Net income was $8.0 million in 1995 compared with $7.2 million in 1994 and $5.1 million in 1993. Net income in 1995 and 1994 reflected a net charge of $.4 million and $.1 million after taxes, respectively, related to the early retirement of debt.(See Liquidity Section) There was no extraordinary charge in 1993. Fully diluted earnings per share increased to $.45 in 1995, from $.42 in 1994 and $.30 in 1993.

Systems Revenues

     Systems revenues of $73.3 million in 1995 were comparable to 1994, while from 1993 to 1994, Systems revenues increased 14% to $72.9 million.

     Automotive Systems revenues in 1995 declined by $4.1 million or 9% from 1994. Revenues in 1994 improved by $6.6 million or 17% over 1993. The 1994 improvement was due primarily to increased sales to customers upgrading to the Triad Prism"A" jobber system, along with increased sales of the Triad ServiceWriter product to service dealers. Soft Service Dealer market conditions in the first half of the year and reduced jobber systems sales accounted for most of the 1995 decline in revenues. The Company's jobber system sales were affected by the implementation of a controlled rollout of the second phase of the Triad Prism product around mid-year due to certain software-related problems. Controls include closely monitoring the product's performance and focusing sales activities on specific jobber customers based on the size of their operations, product performance user-training requirements and other factors. Management expects these controls to continue into at least the first half of fiscal 1996.

     Hardlines and Lumber Systems ("Hardlines") revenues reflected a significant increase of 12% or $3.0 million to $29.2 million from 1994 to 1995, a record total. Hardlines' Systems revenues increased $.6 million to $26.2 million from 1993 to 1994.

     In 1995, the Company focused on reducing turnover in Hardlines management and sales force. As a result, the sales of new systems units increased by 24% to over 500 units which can generate annual customer support revenues of $2.5 million. The 1994 increase primarily reflected increased upgrade activity, while new systems revenues were consistent with 1993.

     Other Systems revenues, primarily from third-party manufacturing activities, increased by $1.4 million in 1995 to $3.4 million and in 1994 increased by $1.6 million from $.4 million in 1993.

Customer Services Revenues

     Customer Services revenues were $62.4 million in 1995, an increase of 5% or $2.7 million compared to 1994, which was comparable to 1993.

     In 1995, Customer Services revenues from the Automotive Aftermarket declined $.5 million compared to 1994. The decline from 1993 to 1994 was 4% or $1.6 million. A reduction in the customer base as well as shifting customers to lower priced service options and more reliable product technology contributed to the 1995 decline. The reduction in the customer base in the jobber market was primarily attributable to continued store consolidations and closures. Growth in education revenues as the Triad Prism customer base increased partially offset this decline.

     Customer Services revenues in the Hardlines and Lumber market for 1995 increased 12% to $22.6 million from 1994 and 11% to $20.2 million from 1993. Customer Service revenues have increased with growth in the Hardlines and Lumber customer base.

Information Services Revenues

     Information Services revenues achieved another year of record revenues in 1995 at $28.1 million increasing 15% over 1994. Revenues grew 19% to $24.4 million from 1993 to 1994.

     Automotive Information Services revenues grew 13% to $26.8 million in 1995 and 17% to $23.8 million in 1994. Electronic Catalog and Telepricing sales continue to grow, increasing 11% in 1995 and 17% in 1994. The number of customers utilizing the parts and labor estimating systems database has increased in both 1995 and 1994. In addition, national automotive chain customers, with several locations, began service during 1994. Point of Sale
(POS) operations continued to develop. This emerging business inter-relates with the Company's products and other services from manufacturer to end-user.

     In 1994, subscriptions to the service dealer labor and parts estimating databases increased from just under 2,000 in 1993 to approximately 5,700. In 1995, database subscriptions grew to more than 6,200, which can generate $4.0 million in annual recurring revenues. This growth reflects increasing market penetration of Triad database products.

     The Hardlines and Lumber market also experienced revenue growth in Information Services for 1995 and 1994.

Finance Revenues

     Triad Systems Financial Corporation (a wholly-owned subsidiary, hereinafter ("Triad Financial") revenues were $11.2 million in 1995, up 10% or $1.0 million over 1994. Finance revenues for 1994 were $10.2 million, up 18% or $1.5 million over 1993. Leases discounted in 1995 were $64.0 million, up from $57.4 million in 1994 and $37.9 million in 1993.
In 1995, the lease portfolio decreased following accelerated lease discounting during the second quarter to help fund the March 31, 1995, exchange of outstanding preferred shares and warrants for common stock. (Refer to the Liquidity section for further explanation of the equity exchange.) The Company, in 1994, took advantage of higher yields, which normally decrease as interest rates rise. Third-Party Leasing, which finances sales for other vendors in Triad's markets, has grown by 44% or $5.0 million to $16.5 million in 1995 compared to $11.4 million in 1994.

Cost of Systems and Services

     Cost of Systems and Services for 1995, as a percentage of revenue, was 51% similar to 1994 and 1993, as expected. Systems cost, as a percentage of systems revenue, was 49% in 1995, 47% in 1994, and 48% in 1993. Services and finance cost, as a percentage of revenue, was 52% in 1995 and 53% in 1994 and 1993.

     As a percentage of revenue, Automotive Cost of Systems increased slightly over 1994 and decreased by 3% from 1993 to 1994. In 1995, Triad Prism B software required additional hardware for more efficient operation. Cost of Information Services improved due to efficient utilization of labor costs reflecting increased subscriber volumes. Cost of Customer Support in the Automotive market was consistent with 1994.

     In the Hardlines and Lumber market, Cost of Systems, as a percentage of revenue, was consistent over the past three years at about 45%, while Services expense steadily declined. As the new customer base expanded, utilization of Customer Services labor became more efficient. In addition, POS costs, as a percentage of revenue, have declined as revenue has grown due primarily to the earlier placement of infrastructure to support the increase in business.

Expenses

     Marketing expense of $46.9 million increased slightly as a percentage of revenue over the prior year due to an increase in the sales force and continued investment in the Automotive and Hardlines and Lumber markets. In 1994 and 1993, marketing expense was $44.0 million and $40.1 million, respectively, remaining consistent at 26% of sales.

     Product development expenses, after capitalization of software development, remained relatively consistent with the prior years at $8.1 million. General, administrative and other operating expenses decreased slightly to $11.0 million in 1995 and decreased in 1994 compared to 1993 by 3% to $11.1 million. The 1994 cost-reduction reflected a decline in legal expenses to $.6 million from $1.6 million in 1993. Reductions in legal expense were partially offset by higher recruiting costs in 1994.

     Interest and other expense decreased by $.5 million to $6.9 million in 1995 and by $.2 million to $7.5 million in 1994 compared to 1993. The 1995 and 1994 cost-reduction was primarily the result of the Company's retirement of debt. In 1995, the Company also refinanced $11.8 million in floating rate notes at a lower interest cost.

     Extraordinary charges reflect the reduction of debt in 1995 and 1994. The early retirement of senior fixed rate notes in 1995 and 1994 generated an extraordinary charge of $153,000 ($.01 per share) and $143,000 ($.01 per share), respectively. This included a premium of $198,000 and $196,000, unamortized debt costs of $49,000 and $35,000, less taxes of $94,000 and $88,000, respectively. In addition, in 1995, the refinancing of floating rate notes resulted in an extraordinary charge of $243,000 ($.02 per share), including unamortized debt costs of $392,000, less taxes of $149,000.

     The effective tax rate was 38% during 1995 and 1994 and 37.8% in 1993.

Future Operating Results

     The Company's future results will depend upon conditions in its markets that may affect demand for its products, and upon the Company's ability to introduce products and enhancements on a timely basis. Results will also be affected by seasonal changes in product demand, market acceptance of new products and enhancements, the size and experience of the sales force and the mix of products sold. All could cause operating results to fluctuate, especially on a quarterly basis.

Liquidity and Capital Resources

     Management believes available cash resources, primarily generated from operations, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains $16.0 million in a bank line of credit and there were no borrowings at September 30, 1995. The Company generally invests available cash resources in the lease portfolio of Triad Financial due to the higher yields achieved. At September 30, 1995, the Company had $18.5 million invested in its lease portfolio and maintains discounting lines to sufficiently liquidate the principal of this investment into cash, if needed.

     Triad Financial financed 60% of Triad's domestic business systems sales during 1995, as well as $16.5 million in non-Triad equipment through client lease programs. Triad Financial received $73.2 million of proceeds from discounting leases in 1995.

     Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At September 30, 1995, the contingent liability for discounted leases was $24.6 million. Title to equipment discounted under the agreements is generally pledged as collateral.

     Capital equipment expenditures, excluding capitalized leases, were $2.8 million during 1995.

     During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's shareholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet their respective stock ownership level within a three to five year period.

     During 1995, treasury stock valued at $1.9 million was reacquired by the Company from officers exchanging common shares outstanding for stock options exercised into common shares, resulting in 329,000 additional treasury shares in 1995.

     On March 31, 1995, the Company completed the exchange of 1 million shares of preferred stock and associated warrants to purchase 3.5 million shares of common stock for $10 million cash and approximately 2.2 million shares of Triad common stock. The transaction resulted in a reduction in preferred stock equity of approximately $20 million, offset by an increase in common stock equity of approximately $10 million for a net reduction to stockholder's equity of approximately $10 million. The Company financed the exchange by discounting approximately $7.5 million of its portfolio and $2.5 million of cash. The exchange eliminated $400,000 in preferred shares dividend payments over the second half of 1995 and up to $2 million annually in future years. The Company obtained consent from a majority of the senior fixed-rate noteholders; the sole senior floating-rate noteholder; and the senior bank for the exchange and also negotiated certain changes in the covenants that will provide the Company with increased flexibility in certain circumstances in the future.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123(SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value-based method of accounting for stock-based compensation plans also permits an election to continue, following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the alternatives under SFAS No. 123 but does not expect there will be any effect on the financial condition and results of operations of the Company. Disclosure requirements of SFAS No. 123 will be effective for the Company's fiscal year 1997.

ITEM 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30
(Amounts in thousands
except per share data)                     1995       1994      1993
---------------------------------------------------------------------
Revenues
 Systems                                $ 73,312   $ 72,910  $ 64,069
 Customer support services                62,429     59,733    59,509
 Information services                     28,092     24,436    20,586
 Finance                                  11,244     10,199     8,654
---------------------------------------------------------------------
   Total revenues                        175,077    167,278   152,818
---------------------------------------------------------------------
Costs and expenses
 Systems                                  35,606     34,407    30,687
 Services and finance                     52,903     50,359    46,606
 Marketing                                46,929     44,030    40,149
 Product development                       8,136      8,022     8,118
 General and administrative               10,221     10,515     9,810
 Other operating expense                     750        584     1,626
---------------------------------------------------------------------
   Total costs and expenses              154,545    147,917   136,996
---------------------------------------------------------------------
   Operating income                       20,532     19,361    15,822
Interest and other expense                 6,941      7,459     7,676
---------------------------------------------------------------------
   Income before income taxes and
   extraordinary charge                   13,591     11,902     8,146
Provision for income taxes                 5,165      4,523     3,081
---------------------------------------------------------------------
   Income before extraordinary charge      8,426      7,379     5,065
Extraordinary charge on repurchase of
debt, net of taxes                           396        143         -
---------------------------------------------------------------------
   Net income                           $  8,030   $  7,236  $  5,065
=====================================================================
Earnings per share
   Primary
     Income before extraordinary charge $    .48   $    .43  $    .31
     Net income                              .46        .42       .31
     Weighted average shares              17,774     17,418    16,937
   Fully diluted
     Income before extraordinary charge $    .48   $    .43  $    .30
     Net income                              .45        .42       .30
     Weighted average shares              17,973     17,421    16,948
======================================================================
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30
(Amounts in thousands
except share data)                      1995            1994
------------------------------------------------------------
Assets
Current assets
  Cash and equivalents             $   7,263       $   7,963
  Trade accounts receivable           13,175          14,090
  Investment in leases                 2,001           4,152
  Inventories                          5,636           6,113
  Prepaid expenses and other
  current assets                       6,702           6,068
------------------------------------------------------------
    Current assets                    34,777          38,386
Service parts                          3,316           2,434
Property, plant and equipment         27,017          27,033
Long-term investment in leases        16,540          21,836
Land for resale                       25,250          25,063
Capitalized software and
intangible assets                     16,222          13,870
Other assets                           9,587           7,741
------------------------------------------------------------
    Assets                         $ 132,709       $ 136,363
============================================================

Liabilities
Current liabilities
  Notes payable and current
  portion of long-term debt        $   3,032       $   6,773
  Accounts payable                     9,373           8,940
  Accrued employee compensation        7,908           8,090
  Deferred income taxes                3,338           4,310
  Other current liabilities and
  accrued expenses                     9,695          10,189
------------------------------------------------------------
    Current liabilities               33,346          38,302
Long-term debt                        52,577          56,633
Deferred income taxes                 26,176          23,855
Other liabilities                      6,389           5,432
------------------------------------------------------------
Liabilities                          118,488         124,222
------------------------------------------------------------
Stockholders' Equity
Cumulative convertible preferred
  stock $.01 par value; authorized
  1,000,000 shares; no shares
  issued and outstanding at
  September 30, 1995 and 1,000,000
  shares issued and outstanding
  at September 30, 1994;
  liquidation value $20 million            -              10

Common stock
  $.001 par value; authorized
  50,000,000 shares; issued 17,969,000
  shares at September 30, 1995 and
  13,896,000 shares at
  September 30, 1994                      18              14

Treasury stock
  599,000 shares at September 30,
  1995 and 270,000 shares at
  September 30, 1994                  (3,204)          (1,326)

Capital in excess of par value        28,201           31,680


Accumulated deficit                  (10,794)         (18,237)
-------------------------------------------------------------
    Stockholders' equity              14,221           12,141
-------------------------------------------------------------
    Liabilities and stockholders'
    equity                          $132,709         $136,363
=============================================================
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30

(Amounts in thousands)                     1995         1994         1993
-------------------------------------------------------------------------
Cash flows from operating activities
 Income before extraordinary charge     $ 8,426      $ 7,379      $ 5,065
 Adjustments to reconcile income
 before extraordinary charge to net
 cash provided by operating activities
 Extraordinary charge on repurchase of
 debt, net of taxes                        (396)        (143)           -
 Depreciation and amortization            8,793        8,087        8,423
 Receivable and inventory loss
 provisions                               8,271        8,264        7,549
 Gains from lease discounting            (7,585)      (5,923)      (4,862)
 Gain from sale of land                       -            -         (652)
 Other                                      876        1,710          859
 Changes in assets and liabilities
   Trade accounts receivable             (2,138)      (6,548)      (2,212)
   Investment in leases                  13,607        6,233       (5,062)
   Inventories                             (207)        (991)        (475)
   Deferred income taxes                  1,349        3,401          950
   Prepaid expenses and other
   current assets                          (634)      (1,512)         132
   Accounts payable                         433         (764)         521
   Accrued employee compensation           (182)         742           42
   Other current liabilities and
   accrued expenses                        (494)         513        2,907
-------------------------------------------------------------------------
Net cash provided from
operating activities                     30,119       20,448       13,185
-------------------------------------------------------------------------
Cash flows from investing activities
   Investment in property,
   plant and equipment                   (2,819)      (3,416)      (3,029)
   Capitalized software and databases    (7,043)      (5,282)      (4,114)
   Investment in service parts           (1,887)      (1,195)      (1,067)
   Proceeds from the sale of land             -            -        1,720
   Other                                 (1,116)      (2,166)      (1,614)
-------------------------------------------------------------------------
       Net cash used in investing
       activities                       (12,865)     (12,059)      (8,104)
-------------------------------------------------------------------------
Cash flows from financing activities
   Issuance of debt                      53,391       40,560       38,895
   Repayment of debt                    (62,718)     (50,536)     (41,842)
   Redemption of preferred stock        (10,000)           -            -
   Proceeds from sale of common
    stock                                 3,998        2,834        1,893
   Dividends paid                          (400)        (800)        (727)
   Purchase of treasury stock            (1,878)        (734)        (442)
   Other                                   (347)           -          (90)
-------------------------------------------------------------------------
       Net cash used in financing
       activities                       (17,954)      (8,676)      (2,313)
-------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                            (700)        (287)       2,768
Beginning cash and equivalents            7,963        8,250        5,482
-------------------------------------------------------------------------
Ending cash and equivalents             $ 7,263      $ 7,963      $ 8,250
=========================================================================
Supplemental disclosures of cash
flow information
Cash paid during the year for
   Interest                             $ 6,644      $ 7,172      $ 7,763
   Income taxes                             557          881        1,517
Noncash investing and financing
activities
   Conversion of preferred stock         11,195            -            -
   Leases capitalized                       913          518            -
   Purchase of lease portfolio                -            -        3,199
   Assessment district refinancing            -            -          517
=========================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended September 30
						     ---Number of Shares----
(Amounts in thousands)     1995     1994     1993     1995     1994     1993
----------------------------------------------------------------------------
Cumulative convertible
preferred stock
  Beginning balance      $  10    $  10    $  10     1,000    1,000    1,000
  Repurchase and
  conversion               (10)       -        -    (1,000)       -        -
----------------------------------------------------------------------------
  Ending balance             0       10       10         0    1,000    1,000
----------------------------------------------------------------------------

Common stock
  Beginning balance         14       13       12    13,896   12,611   11,750
  Common stock issuance      4        1        1     4,073    1,285      861
----------------------------------------------------------------------------
  Ending balance            18       14       13    17,969   13,896   12,611
----------------------------------------------------------------------------

Treasury stock
  Beginning balance     (1,326)    (592)    (150)      270      127       40
  Treasury stock
   purchase             (1,878)    (734)    (442)      329      143       87
----------------------------------------------------------------------------
  Ending balance        (3,204)  (1,326)    (592)      599      270      127
----------------------------------------------------------------------------

Capital in excess of
par
  Beginning balance     31,680   27,626   24,399
  Preferred stock
   repurchase/
   conversion          (10,079)       -        -
  Preferred stock
   conversion dividend    (151)       -        -
  Common stock issuance  4,083    2,833    1,893
  Market rate
   adjustment on
   dividend                435      870      867
  Tax benefit of
   options exercised     2,233      351      453
  Preferred stock
   issuance                  -        -       14
---------------------------------------------------------------------------
  Ending balance        28,201   31,680   27,626
---------------------------------------------------------------------------

Accumulated deficit
  Beginning balance    (18,237) (23,943) (26,920)
  Net income             8,030    7,236    5,065
  Translation gains
    (losses)                97      140     (427)
  Preferred stock
    conversion dividend    151        -        -
  Dividends declared
    on cumulative
    convertible preferred
    stock                 (400)    (800)    (794)
  Market rate adjustment
    on dividends          (435)    (870)    (867)
---------------------------------------------------------------------------
  Ending balance       (10,794) (18,237) (23,943)
---------------------------------------------------------------------------

Stockholders' equity  $ 14,221 $ 12,141  $ 3,114
===========================================================================
The accompanying notes are an integral part of these financial statements.

	     Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies.

Triad Systems Corporation ("Triad") is a leading provider of business and information management services to the Automotive Aftermarket and the Hardlines and Lumber industry. The Company produces and markets proprietary databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. The following is a summary of the Company's significant accounting policies.

Consolidation.

The Consolidated Financial Statements include the accounts of Triad and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of intercompany accounts and transactions.

Foreign Currency Translation.

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

Cash and Equivalents.

Cash equivalents are short-term interest bearing instruments with maturity dates of ninety days or less at the time of purchase.

Inventories.

Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.

Service Parts.

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding five years using the straight-line method.

Property, Plant and Equipment.

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is less. As property, plant and equipment are disposed of, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and the resulting gains or losses are reflected in operations.

Investment in Leases.

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Leases discounted under the agreements are removed from the balance sheet and the gains are reflected in operations.

Capitalized Software.

Costs relating to the conceptual formulation and design of software products are expensed as product development, and costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight line method, generally over a three, five or seven year period, or a cost per unit sold basis.

Debt and Equity Issuance Costs.

The unamortized costs associated with the issuance of debt and equity instruments are recorded with the associated liability. Amortization is computed according to the interest method for debt issuance costs and is included in interest expense. Upon retirement of remaining principal balances, the associated unamortized costs are reflected in operations.

Treasury Stock.

Purchases of the Company's common stock are valued at cost.

Revenue Recognition.

Services revenue is recognized over the period that the services are performed. Systems revenue is recognized upon product shipment provided there are no remaining significant obligations and collection is probable. Finance revenue is recognized ratably over the lease term, except discounting gains, which are recognized at the time of discounting.

Income Taxes.

Deferred income taxes reflect differences in reporting certain items for financial statement and income tax purposes. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

Earnings Per Share.

Primary and fully diluted earnings per share are based on the average common shares outstanding, the dilutive effect of the stock options, and the assumed conversion of the preferred stock and exercise of warrants during the periods they were outstanding. Dilution from common equivalents has been further limited under the modified treasury stock method through the second quarter of 1995.

Reclassification.

Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentations. These changes have no effect on the financial condition or results of operations as previously reported.

Note 2. Finance Subsidiary.

Triad Financial is a wholly-owned subsidiary that purchases Triad systems and other products and leases those products to third parties under full-payout and direct financing leases. Triad Financial's purchases from Triad were $36,984,000 in 1995, $39,624,000 in 1994 and $35,540,000 in 1993. Summarized
financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:

Condensed Combined Balance Sheets
September 30
(Amounts in thousands)                                   1995         1994
----------------------------------------------------------------------------
Assets
Cash                                                 $      5     $      -
Net investment in leases                               18,541       25,988
Residual value retained on leases
  discounted, less unearned income
  of $7,476 in 1995 and $6,584 in 1994                  6,452        5,544
Receivable from parent company                         50,262       25,633
Other assets                                            3,652        2,857
----------------------------------------------------------------------------
  Assets                                             $ 78,912     $ 60,022
============================================================================
Liabilities and Stockholder's Equity
Other liabilities and accrued expenses               $  8,367     $  8,115
Deferred income                                         2,337        1,955
Debt                                                   13,033        2,171
Stockholder's equity                                   55,175       47,781
----------------------------------------------------------------------------
  Liabilities and stockholder's equity               $ 78,912     $ 60,022
============================================================================

Condensed Combined Statements of Income
For the Years Ended September 30



(Amounts in thousands)                       1995       1994         1993
----------------------------------------------------------------------------
Revenues                                 $  11,244   $ 10,199     $  8,654
Costs and expenses
  Selling and administrative                 1,882      2,148        2,110
  Provision for doubtful
  accounts and revaluation charges           3,232      2,317        3,235
----------------------------------------------------------------------------
  Operating income                           6,130      5,734        3,309
Intercompany income                          5,678      3,148        2,726
----------------------------------------------------------------------------
  Income before taxes                       11,808      8,882        6,035
Provision for income taxes                   4,413      3,430        1,690
----------------------------------------------------------------------------
  Net income                             $   7,395   $  5,452     $  4,345
============================================================================

Note 3. Discounting of Lease Receivables.

Limited and full recourse agreements are maintained with banks and lending institutions under which available lines were $48,519,000 at September 30, 1995. As leases are discounted, a sale is recorded and gains, the difference between proceeds received and the book value of the lease receivables, are reflected in finance revenue. Proceeds from discounting of lease receivables were $73,216,000 in 1995, $64,044,000 in 1994 and $42,460,000 in 1993. A
portion of discounting gains is deferred to offset future administration costs for discounted leases and is amortized over the remaining lease term.

Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At September 30, 1995, the contingent liability for discounted leases was $24,594,000. Title to equipment discounted under the agreements is generally pledged as collateral.

The discounting agreements contain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the lease portfolio and could prohibit further discounting under the available credit facilities.

The Company is in compliance with the restrictive covenants, and management believes that it will maintain compliance with such covenants in the foreseeable future. The most restrictive covenant requires that both Triad and Triad Financial be profitable each quarter. Under the terms of an operating and support agreement with the finance subsidiary, Triad is obligated, if necessary, to make equity contributions or subordinated loans to enable Triad Financial to fulfill its obligations under the agreements.

Note 4. Trade Accounts Receivable.

Trade accounts receivable at September 30, 1995 and 1994 include allowances for doubtful accounts of $1,420,000 and $1,166,000, respectively. Most of the Company's customers are in the Automotive Aftermarket or the Hardlines and Lumber industry.

Note 5. Inventories.
----------------------------------------------------------------------------
(Amounts in thousands)                             1995             1994
----------------------------------------------------------------------------
Purchased parts                                 $  2,189         $  2,404
Work in process                                      391              448
Finished goods                                     3,056            3,261
----------------------------------------------------------------------------
  Total inventories                             $  5,636         $  6,113
============================================================================

Note 6. Service Parts.
----------------------------------------------------------------------------
(Amounts in thousands)                             1995             1994
----------------------------------------------------------------------------
Service parts                                   $ 10,980         $ 10,095
Less accumulated depreciation                      7,664            7,661
----------------------------------------------------------------------------
Total service parts                             $  3,316         $  2,434
============================================================================


Note 7. Property, Plant and Equipment.
----------------------------------------------------------------------------
(Amounts in thousands)                             1995             1994
----------------------------------------------------------------------------
Furniture and equipment                         $ 21,269         $ 18,218
Field service and demonstration equipment         12,519           11,990
Buildings and leasehold improvements              17,210           17,524
----------------------------------------------------------------------------
						  50,998           47,732
Less accumulated depreciation and amortization    30,768           27,486
----------------------------------------------------------------------------
						  20,230           20,246
Land                                               6,787            6,787
----------------------------------------------------------------------------
  Total property, plant and equipment           $ 27,017         $ 27,033
============================================================================

Note 8. Investment in Leases.
----------------------------------------------------------------------------
(Amounts in thousands)                             1995             1994
----------------------------------------------------------------------------
Total minimum lease payments receivable        $  17,226        $  22,169
Allowance for doubtful accounts                     (233)            (322)
Initial direct costs                                 287              343
Estimated unguaranteed residual value              1,211            1,544
----------------------------------------------------------------------------
Gross investment in leases                        18,491           23,734
----------------------------------------------------------------------------
Unearned income                                   (5,456)          (6,533)
Leases pending acceptance                          5,506            8,787
----------------------------------------------------------------------------
Total investment in leases                        18,541           25,988
----------------------------------------------------------------------------
Short-term investment in leases                    2,001            4,152
Long-term investment in leases                  $ 16,540         $ 21,836
============================================================================

Historically, a substantial portion of the lease receivables are discounted prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. Most of Triad Financial's customers are in the Automotive Aftermarket and the Hardlines and Lumber industry.

Note 9. Capitalized Software.
----------------------------------------------------------------------------
(Amounts in thousands)                             1995             1994
----------------------------------------------------------------------------
Beginning balance                               $  8,114         $  7,263
Capitalized software costs                         2,930            3,142
Amortization of software costs                    (1,917)          (2,291)
----------------------------------------------------------------------------
Ending balance                                  $  9,127         $  8,114
============================================================================

Note 10. Land for Resale.

Triad currently holds 166 acres in Livermore, California that it intends to sell over a period of years. Gains from the sale of land amounting to $652,000 in 1993 are included as other income in interest and other expense.

Note 11. Debt.
----------------------------------------------------------------------------
(Amounts in thousands)                      1995           1994
----------------------------------------------------------------------------
12.25% senior fixed rate notes,
  due in 1999                           $  19,300      $  22,200

Senior floating rate notes,
  due in 1997                                   -         15,500

Warehousing credit agreement               11,916              -

Mortgage loan payable, bearing
  interest at 9.9%, and maturing
  through 2003                             10,946         11,803

Assessment district improvement bonds,
  bearing interest at rates ranging from
  4.75% to 7.25%, and maturing
  through 2014
      Land for operations                   2,432          2,485
      Land for resale                       8,500          8,683

Other, bearing interest at rates
  ranging from 7% to 12%, and maturing
  through 1998                              3,290          4,134

Unamortized debt issuance costs              (775)        (1,399)
----------------------------------------------------------------------------
Total debt                                 55,609         63,406
----------------------------------------------------------------------------
Short-term debt                             3,032          6,773
Long-term debt                          $  52,577      $  56,633
============================================================================

The Company retired $2,900,000 of the 12.25% senior fixed rate notes at 107% of principal plus accrued interest in October 1994. The remaining $19,300,000 12.25% senior fixed rate notes ("fixed rate notes") mature in 1999 and can be redeemed at the option of the Company beginning in August 1997 at 101% of principal plus accrued interest and at 100% of principal plus accrued interest after August 1998. Mandatory redemption of $8,334,000 of principal plus accrued interest is required annually beginning August 1997. Interest is payable semiannually.

The Company retired $3,750,000 of the floating rate notes in August 1995.
The remaining $11,750,000 in notes were paid in September 1995 utilizing the Company's new $12,000,000 Warehousing Credit Agreement. The term of the Warehousing Credit Agreement is a one year revolver with a three year term out option. The Company intends to renew the revolver for the next two years. Interest on this revolver is the LIBOR rate plus 1.85% (7.725% at September 30, 1995). The collateral for this facility is the non-discounted leases receivables. The interest rate on the mortgage financing for the Livermore headquarters facility may be adjusted at the option of the lender in 1998 and could impact the interest rate from 1999 to its maturity in 2003. Borrowings are collateralized by the land and buildings, and are payable in monthly installments.

A portion of the Company's land for resale and the parcels retained for its facilities are part of assessment districts and are subject to bonded indebtedness incurred in connection with the development of improvements and community services. Semiannual principal and interest payments on the bonds are required to be made by Triad as long as the parcels are owned by the company. As the Company sells land, the corresponding obligation will be assumed by the new owners.

The Company's $16,000,000 revolving line of credit with a bank bears interest at prime rate plus .75% (8.75% at September 30, 1995), and is collateralized by receivables and inventories. There were no bank borrowings at September 30, 1995. The line of credit commitment decreases by $750,000 each quarter through maturity in 1997. Commitment fees are 0.5% on the average unused commitment.

The Company maintains an overdraft facility with a bank in Europe. The maximum commitment available under the agreement is $405,000 and the agreement provides that borrowings will bear interest at the United Kingdom prime rate plus 1.8% (6.75% at September 30, 1995). There were no borrowings at September 30, 1995.

The fixed rate notes and the line of credit agreements contain restrictive covenants regarding payment of dividends, incurrence of additional debt and maintenance of consolidated tangible net worth and certain financial ratios. In the event the Company is unable to meet these covenants, accelerated repayments could be required.

Annual maturities of long-term debt for each year from 1996 through 2000 are $3,204,000, $10,235,000, $10,366,000, $16,530,000 and $1,922,000,
respectively.

Accruals for interest expense at the end of 1995 and 1994 were $533,000 and $768,000, respectively.

Note 12. Equity.

Cumulative Convertible Preferred Stock.

On March 31, 1995, the company financed the exchange of the 1 million preferred shares and the associated warrants to purchase 3.5 million shares of common stock. The financial consideration given was $10,000,000 cash and 2,222,222 shares of Triad common stock.

Common Stock.

Triad has declared no dividends on its common stock since its incorporation and anticipates it will continue to retain its earnings for use in its business. The Company's loan agreements contain restrictions on the payment of dividends on its common stock. The most restrictive covenant regarding the payment of common stock cash dividends requires the ability to cover interest expense three times from operating income.

Note 13. Employee Stock Plans.

Stock Options.

The Company has reserved shares of common stock for issuance under its employee and outside director stock option plans for nonqualified or incentive stock options. The option price may not be less than the fair market value at the date of grant. Options become exercisable at various dates as specified by the Board of Directors and expire ten years from the date of grant.

Stock Option Activity
---------------------------------------------------------------------------
(Amount in
thousands                       Option
except per                       Price               Exercisable  Available
share data)         Shares     Per Share     Amount    Options    for Grant
---------------------------------------------------------------------------
Options outstanding
  at September
  30, 1992          5,172   $1.47 to $6.25   $12,225     4,478        519
    Granted            26    4.37 to  5.87       146
    Exercised        (720)   1.47 to  4.12    (1,266)
    Cancelled          (8)   4.12 to  5.87       (40)
---------------------------------------------------------------------------

Options outstanding
  at September
  30, 1993          4,470    1.47 to  6.25    11,065     4,138        501
    Granted           337    4.62 to  5.50     1,757
    Exercised      (1,136)   1.47 to  4.12    (2,200)
    Cancelled         (15)   3.12 to  4.12       (61)
---------------------------------------------------------------------------

Options outstanding
  at September
  30, 1994          3,656    1.50 to  6.25    10,561     3,210        194
    Granted           177    5.00 to  6.63       934
    Exercised      (1,702)   1.50 to  5.50    (3,534)
---------------------------------------------------------------------------

Options outstanding
  at September
  30, 1995          2,131   $1.78 to $6.63  $  7,961     1,645         17
---------------------------------------------------------------------------

Stock Purchase Plan.

The Company has an Employee Stock Purchase Plan under which shares of common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares of the Company are eligible to participate through payroll deductions in amounts relating to their basic compensation. At the end of an offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period, to a maximum of 500 shares per participant. The Company has reserved 1,150,000 shares of common stock and at September 30, 1995, 712,000 shares have been issued and 438,000 shares are available for issuance.

Note 14. Savings and Investment Plan.

The Company has a savings and investment plan known as the Triad Systems Corporation Savings and Investment Plan (the "Plan") as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of the calendar quarter following date of hire and are able to apply for and secure loans from their account in the Plan.

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 4% of compensation contributed by each employee and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $985,000 in 1995, $933,000 in 1994 and $857,000 in 1993.

Note 15. Other Operating Expense.

Other operating expenses of $750,000 in 1995, $584,000 in 1994 and $1,626,000
in 1993 represent legal expenses for the Company's litigation, initiated by the Company, to protect its intellectual property rights and changes in the liability for bonuses associated with employee stock options.

Note 16. Extraordinary Charges.

Extraordinary charges resulted from the reduction of debt in 1995 and 1994. The early retirement of the senior fixed rate notes in 1995 and 1994 generated extraordinary charges of $153,000 ($.01 per share) and $143,000 ($.01 per share) that included premiums of $198,000 and $196,000, unamortized debt costs of $49,000 and $35,000, less taxes of $94,000 and $88,000, respectively. In addition, in 1995, the refinancing of floating rate notes resulted in an extraordinary charge of $243,000 ($.02 per share), that included unamortized debt costs of $392,000 less taxes of $149,000.

Note 17. Income Taxes.

Provision for Income Taxes.
----------------------------------------------------------------------------
(Amounts in thousands)                       1995       1994        1993
----------------------------------------------------------------------------
Current
  Federal                                $  1,433     $  545    $  1,578
  State                                       523        503         500
  Foreign                                     367         30          53
----------------------------------------------------------------------------
  Current provision                         2,323      1,078       2,131
----------------------------------------------------------------------------
Deferred
  Federal                                   3,628      2,481         695
  State                                      (904)       983         233
  Foreign                                    (125)      (107)         22
----------------------------------------------------------------------------
  Deferred provision                        2,599      3,357         950
----------------------------------------------------------------------------
  Provision for income taxes             $  4,922   $  4,435    $  3,081
============================================================================

In 1995 and 1994, taxes of $5,165,000 and $4,523,000, respectively, were provided on income from continuing operations. Respective tax benefits of $243,000 and $88,000, related to extraordinary charges on the repurchases of debt are included in the 1995 and 1994 total provision for income taxes.

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:
----------------------------------------------------------------------------
					     1995       1994        1993
----------------------------------------------------------------------------
U.S. statutory income tax rate               35.0%      35.0%       35.0%
State taxes, net of Federal income
  tax benefit                                (1.8)       8.1         5.9
Foreign income taxes (benefit)                3.8          -         1.0
Favorable tax settlements on prior years        -          -       (15.2)
Adjustment of deferred tax assets and
  liabilities for enacted changes in
  tax laws and rates                            -          -         8.8
Income tax credits                           (1.0)      (1.3)          -
Other                                         2.0       (3.8)        2.3
----------------------------------------------------------------------------
Effective tax rate                           38.0%      38.0%       37.8%
============================================================================

Deferred Tax Assets and Liabilities.
----------------------------------------------------------------------------
(Amounts in thousands)                         1995         1994
----------------------------------------------------------------------------
Deferred Tax Assets
  Current gross deferred tax assets
     Inventory and sales return reserves   $  2,771     $  1,792
     Accrued compensation                       700          873
     Other                                    1,036        1,056
----------------------------------------------------------------------------
  Current gross deferred tax assets           4,507        3,721
----------------------------------------------------------------------------
  Noncurrent gross deferred tax assets
     Federal Tax credit                       5,368        6,645
     Depreciation                             1,612        1,374
     Other                                    1,424        1,843
----------------------------------------------------------------------------
  Noncurrent gross deferred tax assets        8,404        9,862
----------------------------------------------------------------------------
Gross deferred tax assets                    12,911       13,583
  Less valuation allowance                        -          (26)
----------------------------------------------------------------------------
Deferred tax assets                          12,911       13,557
----------------------------------------------------------------------------
Deferred Tax Liabilities
  Current gross deferred tax liabilities
     Direct financing leases                  7,595        7,659
     Other                                      250          372
----------------------------------------------------------------------------
  Current gross deferred tax liabilities      7,845        8,031
----------------------------------------------------------------------------
  Noncurrent gross deferred tax liabilities
     Direct financing leases                 34,029       33,568
     Other                                      551          123
----------------------------------------------------------------------------
  Noncurrent gross deferred tax liabilities  34,580       33,691
----------------------------------------------------------------------------
Gross deferred tax liabilities               42,425       41,722
----------------------------------------------------------------------------
Net deferred tax liabilities              $  29,514    $  28,165
============================================================================

At September 30, 1995, the Company had business tax credit carryforwards of $1,341,000, which may be used to reduce future Federal income taxes, if any. The business tax credit carryforwards expire from 1998 through 2009. Also available to the Company to reduce future regular federal income taxes are alternative minimum tax credits of approximately $4,027,000 with no statutory expiration period.

Substantially all of the Company's operating income was generated from domestic operations during 1995, 1994 and 1993. The Company has not provided for United States income taxes on the earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States. The cumulative earnings of the foreign subsidiaries that are considered permanently invested outside the United States amounted to $2,904,000 at September 30, 1995.

Note 18. Commitments and Contingencies.

The Company rents office facilities and certain office equipment under noncancellable operating lease agreements for periods of up to five years. Certain lease agreements contain renewal options and provisions for maintenance, taxes or insurance. Minimum future lease payments for each year 1996 through 2000 are $1,932,000, $1,514,000, $1,126,000, $415,000 and
$116,000 respectively. Rental expense under operating leases was $3,445,000, in 1995, $3,007,000 in 1994 and $3,009,000 in 1993.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's results of operations or financial position.

Note 19. Segment Information.

The Company operates in one industry segment; it produces and markets proprietary databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. The Company markets its products in the United States, the United Kingdom, Canada and Ireland and has no customer which accounts for 10% or more of its revenue. Revenue, operating income and assets outside the United States were not material to the consolidated financial statements of the Company.

Note 20. Selected Quarterly Financial Data (Unaudited).
----------------------------------------------------------------------------
(Amounts in thousands                    1995 Fiscal Quarter Ended
except per share data)     Dec. 31      March 31      June 30      Sept. 30
----------------------------------------------------------------------------
Revenues                 $  41,969     $  44,118    $  41,183     $  47,807
Operating income             4,287         5,379        4,409         6,457
Income before
  extraordinary charge       1,583         2,291        1,594         2,958
Extraordinary charge,
  net of taxes                 153             -            -           243
Net income                   1,430         2,291        1,594         2,715
Earnings per share
  Primary
    Income before
    extraordinary charge    $  .09        $  .13       $  .09        $  .17
    Net income                 .08           .13          .09           .16
  Fully diluted
    Income before
    extraordinary charge    $  .09        $  .13       $  .09        $  .17
    Net income                 .08           .13          .09           .15
----------------------------------------------------------------------------
				      1994 Fiscal Quarter Ended
			   Dec. 31      March 31      June 30      Sept. 30
----------------------------------------------------------------------------
Revenues                 $  37,476     $  40,561    $  41,391     $  47,850
Operating income             3,642         4,132        5,387         6,200
Net income                   1,044         1,396        2,058         2,738
Earnings per common and
common equivalent share     $  .06        $  .08       $  .12        $  .16
----------------------------------------------------------------------------

Note 21. Recent Accounting Pronouncements.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value-based method of accounting for stock-based compensation plans also permits an election to continue, following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees"' with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the alternatives under SFAS No. 123 but does not expect there will be any effect on the financial condition and results of operations of the Company. Disclosure requirements of SFAS No. 123 will be effective for the Company's fiscal year 1997.

Corporate Responsibility Statement

The Company's management is responsible for the preparation and accuracy of the financial statements and other information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles using, where appropriate, management's best estimates and judgments. In meeting its responsibility for the integrity of financial information, management has developed and relies upon the Company's system of internal accounting control. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are properly recorded. The system is augmented by written policies and procedures. The Board of Directors reviews the financial statements and reporting practices of the Company through its Audit Committee. The committee meets regularly with the independent accountants and management to discuss audit scope and results and to consider internal controls and financial reporting matters. The independent accountants have unrestricted access to the Audit Committee.


James R. Porter
President and Chief Executive Officer


Stanley F. Marquis
Vice President Finance
Chief Financial Officer
Corporate Secretary and Treasurer
President, Triad Systems Financial Corporation

October 19, 1995
Livermore, California

Report of Independent Accountants

To The Board of Directors and Stockholders
Triad Systems Corporation
Livermore, California

We have audited the consolidated financial statements and the financial statement schedule of Triad Systems Corporation and Subsidiaries listed in Item 14A of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Systems Corporation and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


San Jose, California                                Coopers & Lybrand L.L.P.

ITEM 9.  Disagreements on Accounting and Financial Disclosure

Not applicable.


				PART III

ITEM 10.  Directors and Executive Officers of the Registrant

There is incorporated herein by reference the information under the caption "Election of Directors" in the definitive Proxy Statement to be filed by Triad within 120 days of the end of Triad's fiscal year pursuant to Regulation 14A. Information with respect to executive officers may be found on pages 11 to 12, under the caption "Executive Officers of the Registrant" in this Form 10-K.

ITEM 11.  Executive Compensation

There is incorporated by reference the information under the captions "Executive Compensation and Other Matters," "Compensation Committee Report on Executive Compensation," and "Comparison of Stockholder Return" in the definitive Proxy Statement to be filed by Triad within 120 days of the end of Triad's fiscal year pursuant to Regulation 14A.

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


				  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Schedules and Exhibits

(1)  Consolidated Financial Statements

     The following consolidated financial statements of Triad Systems Corporation and subsidiaries (including Triad Financial), and related notes, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, included in Item 8 and are incorporated herein by reference.

							       Page Number

(2)  Consolidated Financial Statement Schedule in Form 10K Report

     II  Valuation and Qualifying Accounts........................39

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

(3)  Exhibits

     See Index to Exhibits, pages 40 to 42.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1995.


			      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						  TRIAD SYSTEMS CORPORATION

December 20, 1995                              By:  /s/ JAMES R. PORTER
      Date                                            James R. Porter
							  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date

/s/ JAMES R. PORTER               President              December 20, 1995
(James R. Porter)        (Principal Executive Officer)

/s/ STANLEY F. MARQUIS          Vice President           December 20, 1995
(Stanley F. Marquis)     (Principal Financial Officer)

/s/ BRUCE M. BLANCO          Corporate Controller        December 20, 1995
(Bruce M. Blanco)       (Principal Accounting Officer)

/s/ WILLIAM W. STEVENS       Chairman of the Board       December 20, 1995
(William W. Stevens)

/s/ HENRY M. GAY                  Director               December 20, 1995
(Henry M. Gay)

/s/ GEORGE O. HARMON              Director               December 20, 1995
(George O. Harmon)

/s/ RICHARD C. BLUM               Director               December 20, 1995
(Richard C. Blum)



		TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES
				  SCHEDULE II
		      VALUATION AND QUALIFYING ACCOUNTS

 (Dollars in thousands)
===========================================================================
	  COL A          COL B        COL C        COL D        COL E
---------------------------------------------------------------------------

				      Additions
			 Balance at   Charged to                Balance at
			 Beginning    Costs and                    End of
Description              of Period    Expenses     Deductions      Period
---------------------------------------------------------------------------
Year ended
  September 30, 1993:

Allowance for
  doubtful accounts
  and system returns      $1,116      $6,806        $6,145 (A)      $1,777
			  ======      ======        ======          ======
Product warranty
  costs (B)                 $386      $1,695        $1,519            $562
			    ====      ======        ======            ====
Inventory valuation       $1,303        $743        $1,108            $938
			  ======        ====        ======            ====

Year ended
  September 30, 1994:

Allowance for
  doubtful accounts
  and system returns      $1,777      $6,819        $6,445 (A)      $2,151
			  ======      ======        ======          ======
Product warranty
  costs (B)                 $562      $1,079        $1,380            $261
			    ====      ======        ======            ====
Inventory valuation         $938        $595          $875            $658
			    ====        ====          ====            ====

Year ended
  September 30, 1995:

Allowance for
  doubtful accounts
  and system returns      $2,151      $7,590        $7,492 (A)      $2,249
			  ======      ======        ======          ======
Product warranty
  costs (B)                 $261        $773          $835            $199
			    ====        ====          ====            ====
Inventory valuation         $658        $685          $784            $559
			    ====        ====          ====            ====
---------------------------------

(A) Balances written off during year and transfer of reserves to other liabilities to provide for recourse on discounted leases.

(B) The estimated cost of warranty repairs is added to the reserve at the time the products are sold and actual costs deducted as incurred.


		     EXHIBIT INDEX FOR THE FISCAL YEAR
			  ENDED SEPTEMBER 30, 1995
Exhibit                                                      Sequentially
Number                                                       Numbered Page

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

     4.3 Purchase Agreement dated July 2, 1992, between the Company and purchasers of 12.25% Senior Notes due 1999, as amended by the Amendment and Consent to Documents dated as of August 3, 1992, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 1992.

     4.4 Purchase Agreement dated July 2, 1992, between the Company and purchasers of Floating Rate Senior Notes due 1997, incorporated by reference from Exhibit
	  10.2 to the Company's Current Report on Form 8-K filed August 17, 1992.

     4.5 Consent Agreement between Triad Systems Corporation and certain holders of the Fixed Rate Notes dated
	  March 31, 1995, incorporated by reference from
	  Exhibit 2 to the Company's Current Report on
	  Form 8-K filed May 11, 1995.

     4.6 Consent Agreement between Triad Systems Corporation and the holder of the Floating Rate Notes dated March 31, 1995, incorporated by reference from
	  Exhibit 3 to the Company's Current Report on Form
	  8-K filed May 11, 1995.

     4.7 First Supplemental Indenture between Triad Systems Corporation and BankAmerica National Trust Company dated March 31, 1995, incorporated by reference from
	  Exhibit 4 to the Company's Current Report on Form
	  8-K filed May 11, 1995.

     4.8 First Supplemental Indenture between Triad Systems Corporation and Chase Manhattan Bank N.A. dated March 31, 1995, incorporated by reference from
	  Exhibit 5 to the Company's Current Report on Form
	  8-K filed May 11, 1995.

     4.9  Triad Systems Corporation Amended Senior Floating
	  Rate Note Due 1997 dated March 31, 1995, incorporated by reference from Exhibit 7 to the Company's Current Report on Form 8-K filed May 11,
	  1995.

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

    10.4 Mortgage between Variable Annuity Life Insurance Company and 3055 Triad Drive dated August 23,
	  1988, incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K").

  * 10.5  Nonqualified Stock Option Agreement between the
	  Company and James R. Porter dated as of February 17,
	  1987, incorporated by reference from Exhibit 10.7 of the 1988 Form 10-K.

  * 10.6  Nonqualified Stock Option Agreement between the
	  Company and James R. Porter dated November 12, 1988, incorporated by reference from Exhibit 10.8 of the 1988 Form 10-K.

  * 10.7 Triad Systems Corporation 1990 Stock Option Plan as amended on October 22, 1993, incorporated by reference from Exhibit 10.9 to the Company's Annual
	  Report on Form 10-K for the fiscal year ended
	  September 30, 1993.

  * 10.8  Triad Systems Corporation Amended and Restated
	  Outside Directors Stock Option Plan, incorporated by reference from Exhibit 10.10 to the Company's
	  Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

    10.9 Revolving Credit Loan Agreement dated as of June 30, 1992, as amended, between the Company and Plaza Bank of Commerce, incorporated by reference from Exhibit
	  10.3 to the Company's Current Report on Form 8-K filed August 17, 1992.

    10.10 Unit Purchase Agreement dated as of July 2, 1992, between the Company, Richard C. Blum & Associates, Inc. and certain purchasers, together with the First Amendment to Unit Purchase Agreement dated as of August 3, 1992, and the form of irrevocable Proxy, incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 17, 1992.

    10.11 Registration Rights Agreement between the Company and certain purchasers under the Unit Purchase Agreement dated as of August 3, 1992, incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 17, 1992.

    10.12 Grant Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited and related agreements, incorporated by reference from
	  Exhibit 10.15 to the 1992 Form S-4 Registration
	  Statement.

    10.13 Cancellation of Development Agreement between the Company and the City of Livermore dated July 15, 1993, incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

    10.14 Amended and Restated Subdivision Improvement Agreement between the Company and the City of Livermore dated May 12, 1993, incorporated by reference from Exhibit
	  10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

  * 10.15 Supplemental Deferred Compensation Plan between the Company and a select group of Triad Key Employees and their beneficiaries dated April 1, 1994, incorporated by reference from Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

  * 10.16 Amendment to Amended and Restated 1982 Stock Option
	  Plan dated April 25, 1994, incorporated by reference from Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

    10.17 Amendment No. Three to Revolving Credit Loan Agreement and Consent (to Exchange Agreement) between Triad Systems Corporation, Triad Systems Financial Corporation and Comerica Bank-California dated March 31, 1995, incorporated by reference from Exhibit 6 to the May 11, 1995 Form 8-K.

    10.18 Exchange Agreement and Second Amendment to Unit Purchase Agreement by and among Triad Systems Corporation, Richard C. Blum & Associates, L.P. and certain holders dated March 31, 1995, incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed May 11, 1995.

    10.19 Warehousing Credit Agreement between Triad Systems      47-156
	  Financial Corporation and the First National Bank of Boston dated August 29, 1995.

    11.1  Computation of Earnings per share.                       43

    12.1 Statement regarding computation of ratio of earnings fixed charges, incorporated by reference from Exhibit
	  12.1 to the 1992 Form S-4 Registration Statement.

    21.1  Subsidiaries.                                             44

    23.1  Consent of Independent Accountants.                       45

      27  Financial Data Schedule, filed by electronic
	  submission only.
  -----------------------------------

  *   Compensatory or employment agreement.


								Exhibit 11.1
			 TRIAD SYSTEMS CORPORATION
		     COMPUTATION OF EARNINGS PER SHARE
		  For The Three Years Ended September 30,

						     1993      1994     1995
						    -----     -----    -----
(Amounts in thousands except per share data)

Calculation of number of shares entering into computations

  Weighted average shares outstanding              12,162    12,995   17,159

  Assumed conversion of preferred stock and
  exercise of warrants                              3,137     3,137        -
						   ------    ------   ------
						   15,299    16,132   17,159

  Net effect of dilutive stock options and
  warrants based on the average stock price         1,638     1,286      615
						   ------    ------   ------

Average primary shares outstanding                 16,937    17,418   17,774


  Net effect of dilutive stock options and
  warrants based on the ending stock price             11         3      199
						   ------    ------   ------

Average fully diluted shares outstanding           16,948    17,421   17,973
						   ======    ======   ======

Income before extraordinary charge                 $5,065    $7,379   $8,426

  Net interest costs associated with
  assumed retirement of debt                           96        63        -

  Preferred stock conversion dividend                   -         -      151
						   ------    ------   ------

Adjusted income before extraordinary charge         5,161     7,442    8,577

  Extraordinary charge                                  -       143      396
						   ------    ------    -----
Adjusted net income                                $5,161    $7,299   $8,181
						   ======    ======   ======

Earnings per share
  Primary
    Income before extraordinary charge            $   .31    $  .43   $  .48
    Net income                                        .31       .42      .46

  Fully diluted
    Income before extraordinary charge            $   .30    $  .43   $  .48
    Net income                                        .30       .42      .45


								Exhibit 21.1
			TRIAD SYSTEMS CORPORATION
			       SUBSIDIARIES

						     State or Other
						     Jurisdiction of
						    Incorporation or
      Name                                            Organization
------------------                                 -------------------
Triad Systems Financial Corporation                     California

Tridex Systems Ltd.                                   United Kingdom

Tridex Leasing Ltd.                                   United Kingdom

Triad Systems Ireland Ltd.                                Ireland

Triad Systems Canada, Ltd.                                 Canada

Triad Systems France, S.A.R.L.                             France

3055 Triad Dr. Corp.                                     California

Corporate Data Systems Corp., d/b/a loadSTAR Systems     New Jersey



							       Exhibit 23.1
		   CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Triad Systems Corporation and subsidiaries on Form S-8 (File Nos. 33-52101, 33-60320, 33-40945, 33-40875, 33-38540, 33-33554,
33-33553, 33-20239, 33-15219, 33-2427 and 2-88436) of our report dated
October 19, 1995, on our audits of the consolidated financial statements and financial statement schedule of Triad Systems Corporation and subsidiaries as of September 30, 1993, 1994 and 1995, and for each of the years in the period ended September 30, 1995, which report is included in the Annual Report on Form 10-K.

						   COOPERS & LYBRAND L.L.P.


San Jose, California
October 19, 1995



Triad and the stylized logo, LaserCat(R), ServiceCat(R), LaserGuide(R), MarketPACE(R), TelePart(R), Telepricing(R),

Triad Prism(R) and Triad ServiceWriter(R) are registered trademarks of Triad Systems Corporation.

LaserStation(TM), Electronic Catalog(TM), LaborGuide(TM),
Competitive Analysis(TM), AdviceLine(TM), Vista(TM),
Triad Service System(TM), Eagle(TM), Eagle LS(TM) and
Quick Assist(SM) are trademarks or service marks of Triad Systems Corporation.

Interactive(TM) is a trademark of Sun Microsystems, Inc.

Pentium(TM) is a trademark of Intel Corporation.

The Paperless Warehouse(R) is a registered trademark of Management Technology International, Inc.

True Value(R) is a registered trademark of Cotter & Company.