Form 10-Q
period 1995-12-31
TRIAD SYSTEMS CORP
filed 1996-02-09
CIK 313867

CIK: 0000313867



		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				Form 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995.

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

		3055 Triad Drive, Livermore, CA  94550
		---------------------------------------
		(Address of principal executive offices)

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

As of December 31, 1995, the registrant had outstanding 17,402,000 shares of common stock with $.001 par value.



			Triad Systems Corporation
		       QUARTERLY REPORT FORM 10-Q
				  Index


								      Page

Part I.  Financial Information


Item I.  Financial Statements


  Consolidated Balance Sheets at December 31, 1995 and
    September 30, 1995                                                  1

  Consolidated Statements of Income for the Three Month Periods
    Ended December 31, 1995 and 1994                                    2

  Consolidated Statements of Cash Flows for the Three Month Periods
    Ended December 31, 1995 and 1994                                    3

  Notes to Consolidated Financial Statements                           4-5



Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations                           6-8


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                              9-10


Signatures                                                              11


Exhibit 11.1  Computation of Earnings Per Share                         12


Exhibit 27  Financial Data Schedule                                     13





			   PART I FINANCIAL INFORMATION

			    Triad Systems Corporation
			   CONSOLIDATED BALANCE SHEETS
		   At December 31, 1995 and September 30, 1995

						    December 31,  September 30,
(Amounts in thousands except share data)                1995           1995
						    -----------   ------------
						    (Unaudited)
Assets
Current assets
  Cash and equivalents                              $  6,485        $  7,263
  Trade receivables                                   14,188          13,175
  Investment in leases                                 2,333           2,001
  Inventories                                          7,046           5,636
  Prepaid expenses and other current assets            7,725           6,702
						    ---------       ---------
     Current assets                                   37,777          34,777
Service parts                                          3,510           3,316
Property, plant and equipment, net                    26,774          27,017
Long-term investment in leases                        12,970          16,540
Land for resale                                       25,288          25,250
Capitalized software and intangible assets            17,731          16,222
Other assets                                           9,592           9,587
						    ---------       ---------
     Assets                                         $133,642        $132,709
						    ========        ========
Liabilities
Current liabilities
  Notes payable and current portion of
  long-term debt                                    $  2,840        $  3,032
  Accounts payable                                    10,263           9,373
  Accrued employee compensation                        7,085           7,908
  Deferred income taxes                                3,388           3,338
  Other current liabilities and
  accrued expenses                                     9,509           9,695
						    ---------       ---------
     Current liabilities                              33,085          33,346
Long-term debt                                        51,995          52,577
Deferred income taxes                                 26,802          26,176
Other liabilities                                      5,980           6,389
						    ---------       ---------
     Liabilities                                     117,862         118,488
						    ---------       ---------

Stockholders' Equity
  Common stock
     $.001 par value; authorized
     50,000,000 shares; issued 18,002,000
     shares at December 31, 1995 and
     17,969,000 shares at September 30, 1995              18              18
  Treasury stock
     599,000 shares at December 31, 1995
     and September 30, 1995                           (3,204)         (3,204)
  Capital in excess of par                            28,317          28,201
  Accumulated deficit                                 (9,351)        (10,794)
						    ---------       ---------
     Stockholders' equity                             15,780          14,221
						    ---------       ---------
     Liabilities and stockholders' equity           $133,642        $132,709
						    ========        ========

The accompanying notes are an integral part of these financial statements.


			   Triad Systems Corporation
			CONSOLIDATED STATEMENTS OF INCOME
		  For the Three Month Periods Ended December 31
				  (Unaudited)

(Amounts in thousands except per share data)            1995           1994
						       ------         ------
Revenues
  Automotive                                          $23,810        $27,796
  Hardlines & lumber                                   15,681         12,602
  Other                                                 1,359          1,571
						      -------        -------
    Total revenues                                     40,850         41,969
						      -------        -------
  Cost of sales                                        21,433         21,326
						      -------        -------
    Gross margin                                       19,417         20,643
						      -------        -------
  Marketing                                            11,181         11,141
  Product development                                   1,914          2,100
  General & administrative and other expenses           2,340          3,115
						      -------        -------
Operating Income                                        3,982          4,287
						      -------        -------
  Interest and other expenses                           1,586          1,734
						      -------        -------
Income before income taxes and
 extraordinary charge                                   2,396          2,553
  Provision for income taxes                              910            970
						      -------        -------
Income before extraordinary charge                      1,486          1,583
  Extraordinary charge on repurchase of debt,
   net of taxes                                            --            153
						      -------        -------
Net income                                            $ 1,486        $ 1,430
						      =======        =======
Earnings per share
  Primary
    Income before extraordinary charge                $  0.09        $  0.09
    Net income                                        $  0.09        $  0.08
    Weighted average shares                            17,380         17,831
  Fully diluted
    Income before extraordinary charge                $  0.09        $  0.09
    Net income                                        $  0.09        $  0.08
    Weighted average shares                            17,380         17,921
						       ======         ======


The accompanying notes are an integral part of these financial statements.



			  Triad Systems Corporation
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
	      For the Three Month Periods Ended December 31
				(Unaudited)

(Amounts in thousands)                                    1995        1994
							 ------      ------
Cash flows from operating activities
  Income before extraordinary charge                    $1,486      $1,583
    Adjustments to reconcile income before
     extraordinary charge to net cash provided
     by operating activities
       Extraordinary charge on repurchase of
       debt, net of taxes                                   -         (153)
       Depreciation and amortization                     1,874       2,083
       Receivable and inventory loss provisions          2,223       1,733
       Gains from lease discounting                     (1,927)     (1,292)
       Other                                            (1,244)       (552)
       Changes in assets and liabilities
	Trade accounts receivable                       (1,847)     (1,597)
	Investment in leases                             4,668       2,529
	Inventories                                     (1,483)     (1,558)
	Deferred income taxes                              676         639
	Prepaid expenses and other current assets       (1,023)       (803)
	Accounts payable                                   890        (939)
	Accrued employee compensation                     (823)       (538)
	Other current liabilities and accrued expenses    (186)        525
							-------     -------
	  Net cash provided by operating activities      3,284       1,660

Cash flows from investing activities
  Capitalized software and databases                    (1,957)     (1,489)
  Investment in property, plant and equipment             (600)       (399)
  Investment in service parts                             (485)       (496)
  Other                                                   (354)       (252)
							-------     -------
	  Net cash used in investing activities         (3,396)     (2,636)

Cash flows from financing activities
  Issuance of debt                                      14,340      15,150
  Repayment of debt                                    (15,122)    (18,678)
  Proceeds from sale of common stock                       116         667
  Purchase of treasury stock                                 -        (391)
  Dividends paid                                             -        (200)
	Net cash used in investing activities             (666)     (3,452)

Net decrease in cash and equivalents                      (778)     (4,428)
Beginning cash and equivalents                           7,263       7,963
							-------     -------
Ending cash and equivalents                             $6,485      $3,535
							=======     =======
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                            $  675      $1,088
    Income taxes                                           282          68
							=======     =======

The accompanying notes are an integral part of these financial statements.






			Triad Systems Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			December 31, 1995 and 1994
				(Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995 and the results of operations and cash flows for the three month periods ended December 31, 1995 and 1994. The results of operations for the three month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1995 audited financial statements and notes thereto.


2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.


3. Trade accounts receivable at December 31,1995 and September 30,1995 include allowances for doubtful accounts of $1,338,000 and $1,420,000, respectively.


4. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.


(Amounts in thousands)              December 31, 1995   September 30, 1995
				    -----------------   ------------------

Purchased Parts                           $2,366               $2,189
Work in process                              812                  391
Finished Goods                             3,868                3,056
					--------             --------
Inventories                               $7,046               $5,636


5. Property, plant and equipment at December 31, 1995 and September 30, 1995 includes accumulated depreciation and amortization of $31,695,000 and $30,768,000, respectively.



	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:


		  CONDENSED COMBINED BALANCE SHEETS
	     At December 31, 1995 and September 30, 1995

					      December 31, September 30,
(Amounts in thousands)                            1995          1995
					      -----------  ------------
					      (Unaudited)
Assets

Cash                                            $    99      $     5
Net investment in leases                         15,303       18,541
Residual value retained on leases discounted      6,641        6,452
Receivable from parent company                   54,049       50,262
Other assets                                      3,769        3,652
						-------      -------
  Assets                                        $79,861      $78,912
						=======      =======
Liabilities and Stockholders' Equity

Other liabilities and accrued expenses          $ 7,626      $ 8,367
Deferred income                                   2,428        2,337
Debt                                             12,784       13,033
Stockholders' equity                             57,023       55,175
						-------      -------
  Liabilities and stockholders' equity          $79,861      $78,912
						=======      =======


		  CONDENSED COMBINED STATEMENTS OF INCOME
	      For the Three Month Periods Ended December 31
			       (Unaudited)


(Amounts in thousands)                             1995         1994
						 -------       ------

Revenues                                         $2,645       $2,380

  Selling and administrative expenses               450          455
  Provision for doubtful accounts                 1,052          603
						 -------      -------

Operating income                                  1,143        1,322
  Interest expense                                 (255)         (41)
  Intercompany income                             1,888        1,197
						 -------      -------

Income before income taxes                        2,776        2,478
  Provision for income taxes                        937        1,044
						 -------      -------

Net Income                                       $1,839       $1,434
						 ======       ======


			 Triad Systems Corporation
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	First Quarter F/Y 1996 compared to First Quarter F/Y 1995


Results of Operations

Summary

Revenues of $40.9 million for the period were down 3% from the $42.0 million of one year ago, the result of a 14% drop in Automotive Aftermarket revenues to $23.8 million from $27.8 million. Hardlines and Lumber revenues were a first-quarter record $15.7 million, a 24% improvement over one year ago. Operating income was $4.0 million, or 10% of revenues, compared to $4.3 million, or 10% of revenues, in 1995. Earnings per share were 9 cents compared to 8 cents in the same period of 1995, which included a $153,000 charge related to the early retirement of debt.

Automotive Aftermarket Revenues

The Automotive Aftermarket consists of warehouse distributors, parts stores and service dealers. Revenues are primarily derived from the sale and financing of systems and from information and support services related to those systems.

Systems sales decreased to $6.1 million from $10.2 million in the first quarter of 1995, reflecting a widespread and extended softness in the market that caused customers and potential customers to defer major purchases. A controlled rollout of the second phase of the Triad Prism jobber system also contributed to the revenue decline as the company addressed software performance issues.

Customer support revenues of $8.9 million were $.5 million below a year ago, reflecting lower priced service offerings related to more reliable technology, and a reduced customer base.

Information Services revenues increased 9% to $7.2 million, including a 9% improvement in database sales to $7.0 million as the number of customers applying Triad's parts and labor estimating system continued to steadily increase.

Triad Systems Financial Corporation ("Triad Financial," a wholly-owned subsidiary) revenues related to the Automotive Aftermarket were consistent with a year ago at $1.7 million. An increase of 31% to $1.2 million in discounted lease gains was partially offset by a decline in lease income from a reduced portfolio.

Hardlines & Lumber Market Revenue

First quarter revenues from the sale and financing of systems, support and information to hardware stores and home centers, lumber and building supply outlets and paint and decorating retailers increased to $15.7 million from $12.6 million one year ago.

Systems sales rose $1.8 million or 29% to $8.2 million, reflecting a growing awareness of the competitive benefits of automation, along with a more stable and productive sales force. A significant reduction in sales specialist turnover resulted in a 41% productivity improvement over the first quarter of 1995. The company's efforts to become more closely affiliated with major co-ops and wholesale distributors has also positively impacted revenues.

Customer support revenues continued to increase with the customer base growth, improving $.7 million or 12% to $6.1 million.

The Company's new point of sale (POS) businesses generated the majority of the $.3 million increase in Information Services revenues to $.5 million, while catalog sales also showed improvement.

Triad Financial revenues related to the Hardlines and Lumber Market rose 46% to $1.0 million and gains from the discounting of leases increased 94% to $.7 million. Increased systems sales have resulted in the lease portfolio remaining consistent with a year ago despite increased discounting, and lease income from the portfolio remained at $.2 million.

Cost of Systems and Services

Both markets experienced an increase in the costs of systems and services for the period. The combined costs of systems and services for both markets, as a percentage of revenue, increased 2% to 53% when compared to the first quarter of last year. This increase was attributed to a heavy volume of hardware related add-ons, which typically has lower margins, in the product mix when compared to the same period last year.

Expenses

Marketing expense remained consistent with last year at $11.2 million. A planned decrease in the Company's sales force was offset by increased staffing in the third-party lease business and by increased lease losses.

Product development expenses, after capitalization of software development, decreased 9% to $1.9 million compared to a year ago. New product development in the POS and Hardlines and Lumber market resulted in higher capitalization than a year ago.

General, administrative and other operating expenses were $2.3 million for the period, a reduction of $.8 million from a year ago and flat with last quarter. This is primarily attributed to a reduction in compensation expenses and operating costs when compared to last year. Additionally, litigation expense was $142,000 for the period, less than half when compared to a year ago. The Company also benefited from a reduction in its accruals needed for future tax liabilities.

Interest and other expense decreased by $.1 million to $1.6 million for the period. This cost reduction is primarily attributed to the Company's reduction of debt in 1995. In 1995, the Company also refinanced $11.8 million in floating rate notes at a lower interest cost.

In October of 1994, $2.9 million of senior fixed rate notes were retired early. This generated an extraordinary charge of $153,000 ($.01 per share) that included a premium of $198,000, unamortized debt costs of $49,000, less taxes of $94,000.

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

Liquidity and Capital Resources

Management believes available cash resources, primarily generated from operations, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company has available $15.3 million in a bank line of credit and there were no borrowings at December 31, 1995.


Triad Financial financed the majority of Triad's domestic business systems sales during the period, as well as $3.5 million in non-Triad equipment through client lease programs. Triad Financial received $18.6 million of proceeds from discounting leases during the period.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At December 31, 1995, the portfolio available for discounting was $15.3 million and commitments for $38.6 million in discounting lines were available.

Capital equipment expenditures, excluding capitalized leases, were $.6 million during the period.

During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's stockholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet their respective stock ownership level within a three to five year period. Eight of the current executive officers are required to meet the stock ownership target by October 1, 1996. As of December 31, 1995, five have already achieved the target.

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



			PART II OTHER INFORMATION

Item 1-5  Not applicable

Item 6    No reports on Form 8-K were filed during the quarter ended
	  December 31, 1995.
								  Sequentially
Exhibit                                                             numbered
Number                                                                pages
-------                                                           ------------

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

* 10.16 Amendment to the Amended and Restated 1982 Stock Option
	Plan dated April 25, 1994, incorporated by reference from
	Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

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

 10.19  Warehousing Credit Agreement between Triad Systems
	Financial Corporation and the First National Bank of
	Boston dated August 29, 1995.

 11.1   Computation of Earnings per share.

  27    Financial Data Schedules.


	* Compensation or employment agreement.





				 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer of the Registrant.





					       Triad Systems Corporation
					       -------------------------
						      (Registrant)




Date:  February 9, 1996                        /s/ STANLEY F. MARQUIS
       ----------------                        -----------------------
						  Stanley F. Marquis
					       Vice President, Finance
					     (Principal Financial Officer)