Form 10-Q
period 1996-03-31
TRIAD SYSTEMS CORP
filed 1996-05-14
CIK 313867

CIK: 0000313867



			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.   20549

				 Form 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes  X  No___



As of March 31, 1996, the registrant had outstanding 17,518,000 shares of common stock with $.001 par value.










			Triad Systems Corporation
			QUARTERLY REPORT FORM 10-Q
				 Index


									  Page

Part I.  Financial Information


Item I.  Financial Statements


   Consolidated Balance Sheets at March 31, 1996 and September 30, 1995      1

   Consolidated Statements of Income for the Three and Six Month
     Periods Ended March 31, 1996 and 1995                                   2

   Consolidated Statements of Cash Flows for the Six Month Periods Ended
     March 31, 1996 and 1995                                                 3

   Notes to Consolidated Financial Statements                              4-5



Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            6-8


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                                 9-10


Signatures                                                                  11


Exhibit 11.1  Computation of Earnings Per Share                             12


Exhibit 27  Financial Data Schedule                                         13




			   PART I FINANCIAL INFORMATION

			     Triad Systems Corporation
			    CONSOLIDATED BALANCE SHEETS

						    March 31,    September 30,
(Amounts in thousands except share data)              1996           1995
					 -------------   -------------
						  (Unaudited)
Assets
Current assets
   Cash and equivalents                              $5,386          $7,263
   Marketable securities                              2,385             -
   Trade receivables                                 13,394          13,175
   Investment in leases                               2,021           2,001
   Inventories                                        6,827           5,636
   Prepaid expenses and other current assets          8,371           6,702
						   ---------       ---------
      Current assets                                 38,384          34,777

Service parts                                         3,367           3,316
Property, plant and equipment, net                   26,837          27,017
Long-term investment in leases                       12,228          16,540
Land for resale                                      26,384          25,250
Capitalized software and intangible assets           18,973          16,222
Other assets                                          8,419           9,587
						   ---------       ---------
      Assets                                       $134,592        $132,709
						   =========       =========
Liabilities
Current liabilities
   Notes payable and current portion of
   long-term debt                                    $2,790          $3,032
   Accounts payable                                   9,774           9,373
   Accrued employee compensation                      7,031           7,908
   Deferred income taxes                              3,391           3,338
   Other current liabilities and accrued expenses     7,625           9,695
						   ---------       ---------
      Current liabilities                            30,611          33,346

Long-term debt                                       51,930          52,577
Deferred income taxes                                27,775          26,176
Other liabilities                                     6,208           6,389
						   ---------       ---------
       Liabilities                                  116,524         118,488
						   ---------       ---------
Stockholders' Equity
   Common stock
     $.001 par value; authorized 50,000,000
     shares; issued 18,163,000 shares at
     March 31, 1996 and 17,969,000 shares at
     September 30, 1995                                  18              18
   Treasury stock
     645,000 shares at March 31, 1996 and
     599,000 shares at September 30, 1995            (3,478)         (3,204)
   Capital in excess of par                          28,779          28,201
   Accumulated deficit                               (7,251)        (10,794)
						   ---------       ---------
     Stockholders' equity                            18,068          14,221
						   ---------       ---------
     Liabilities and stockholders' equity          $134,592        $132,709
						   =========       =========


The accompanying notes are an integral part of these financial statements.

			Triad Systems Corporation
		    CONSOLIDATED STATEMENTS OF INCOME
			       (Unaudited)

					Three Months Ended   Six Months Ended
					    March 31,            March 31,
(Amounts in thousands except             1996      1995       1996      1995
 per share data)                      --------- ---------  --------- ---------

Revenues
   Automotive                          $25,682   $28,978    $49,492   $56,775
   Hardlines & lumber                   15,375    13,500     31,056    26,103
   Other                                 1,377     1,640      2,736     3,209
				      --------- ---------  --------- ---------
     Total revenues                     42,434    44,118     83,284    86,087
				      --------- ---------  --------- ---------
   Cost of sales                        22,779    22,105     44,212    43,431
				      --------- ---------  --------- ---------
     Gross margin                       19,655    22,013     39,072    42,656
				      --------- ---------  --------- ---------
   Marketing                            11,645    11,721     22,826    22,862
   Product development                   2,021     2,066      3,935     4,166
   General & administrative
     and other expenses                  2,624     2,847      4,964     5,962
				      --------- ---------  --------- ---------
Operating income                         3,365     5,379      7,347     9,666
				      --------- ---------  --------- ---------
   Interest and other expenses          (1,456)   (1,684)    (3,042)   (3,418)
   Other income                          1,624       -        1,624       -
				      --------- ---------  --------- ---------
Income before income taxes and
 extraordinary charge                    3,533     3,695      5,929     6,248
   Provision for income taxes            1,343     1,404      2,253     2,374
				      --------- ---------  --------- ---------
Income before extraordinary charge       2,190     2,291      3,676     3,874
   Extraordinary charge on repurchase
   of debt, net of taxes                   -         -          -        (153)
				      --------- ---------  --------- ---------
Net income                              $2,190    $2,291     $3,676    $3,721
				      ========= =========  ========= =========
Earnings per share
   Primary
     Income before extraordinary
     charge                              $0.13     $0.13      $0.21     $0.22
     Net income                          $0.13     $0.13      $0.21     $0.21
     Weighted average shares            17,496    18,155     17,438    17,993
   Fully diluted
     Income before extraordinary
     charge                              $0.13     $0.13      $0.21     $0.22
     Net income                          $0.13     $0.13      $0.21     $0.21
     Weighted average shares            17,496    18,249     17,438    18,085
				      ========= =========  ========= =========

The accompanying notes are an integral part of these financial statements.




			    Triad Systems Corporation
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (Unaudited)

					     Six Month Periods Ended March 31,
(Amounts in thousands)                            1996             1995
					       ---------        ---------
Cash flows from operating activities
  Income before extraordinary charge             $3,676           $3,874
  Adjustments to reconcile income
  before extraordinary charge to net
  cash provided by operating activities
    Extraordinary charge on repurchase of
    debt, net of taxes                              -               (153)
    Depreciation and amortization                 3,960            4,185
    Receivable and inventory loss provisions      5,550            3,813
    Gains from lease discounting                 (3,832)          (3,590)
    Gain from marketable securities
    revaluation                                  (1,624)             -
    Other                                        (2,078)          (1,074)
    Changes in assets and liabilities
      Trade accounts receivable                  (2,571)          (1,240)
      Investment in leases                        6,987           12,809
      Inventories                                (1,376)            (902)
      Deferred income taxes                       1,652            1,704
      Prepaid expenses and other
      current assets                             (1,664)          (1,423)
      Accounts payable                              401           (1,660)
      Accrued employee compensation                (877)            (337)
      Other current liabilities and
      accrued expenses                           (2,160)            (182)
					       ---------        ---------
	Net cash provided by operating
	activities                                6,044           15,824

Cash flows from investing activities
  Capitalized software and databases             (4,152)          (3,306)
  Investment in property, plant
  and equipment                                  (1,489)          (1,173)
  Investment in service parts                      (613)          (1,070)
  Other                                            (650)            (833)
					       ---------        ---------
	Net cash used in investing
	activities                               (6,904)          (6,382)

Cash flows from financing activities
  Issuance of debt                               29,247           27,350
  Repayment of debt                             (30,568)         (31,483)
  Redemption of preferred stock                     -            (10,000)
  Proceeds from sale of common stock                578            1,637
  Purchase of treasury stock                       (274)            (932)
  Dividends paid                                    -               (400)
  Other                                             -               (322)
						---------         ---------
	Net cash used in investing
	activities                               (1,017)         (14,150)

Net decrease in cash and equivalents             (1,877)          (4,708)
Beginning cash and equivalents                    7,263            7,963
					       ---------        ---------
Ending cash and equivalents                      $5,386           $3,255
					       =========        =========

Supplemental disclosures of cash flow
information
  Cash paid during the period for
    Interest                                     $2,461           $3,053
    Income taxes                                    829              159
  Noncash investing and financing activities
    Redemption of preferred stock                   -             11,195
    Capital lease                                   -                275
					       =========        =========

The accompanying notes are an integral part of these financial statements.







			Triad Systems Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			March 31, 1996 and 1995
				(Unaudited)




1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the six month periods ended March 31, 1996 and 1995. The results of operations for the three and six month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1995 audited financial statements and notes thereto.


2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.


3. Trade accounts receivable at March 31,1996 and September 30,1995 include allowances for doubtful accounts of $1,388,000 and $1,420,000, respectively.


4. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.


(Amounts in thousands)                    March 31, 1996    September 30, 1995
					-----------------   ------------------

Purchased Parts                               $2,259               $2,189
Work in process                                  640                  391
Finished Goods                                 3,928                3,056
Inventories                                   $6,827               $5,636


5. Property, plant and equipment at March 31, 1996 and September 30, 1995 includes accumulated depreciation and amortization of $32,639,000 and $30,768,000, respectively.

		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:

			 CONDENSED COMBINED BALANCE SHEETS

						March 31,       September 30,
(Amounts in thousands)                            1996               1995
					      -------------     -------------
					       (Unaudited)
Assets

Cash                                            $    11           $     5
Net investment in leases                         14,248            18,541
Residual value retained on leases discounted      6,803             6,452
Receivable from parent company                   56,553            50,262
Other assets                                      3,880             3,652
					       ---------         ---------
    Assets                                      $81,495           $78,912
					       =========         =========
Liabilities and Stockholders' Equity

Other liabilities and accrued expenses          $ 7,938           $ 8,367
Deferred income                                   2,494             2,337
Debt                                             12,649            13,033
Stockholders' equity                             58,414            55,175
					       ---------         ---------
    Liabilities and stockholders' equity        $81,495           $78,912



		      CONDENSED COMBINED STATEMENTS OF INCOME
				 (Unaudited)

				      Three Months Ended   Six Months Ended
					    March 31,          March 31,
(Amounts in thousands)                  1996      1995       1996      1995
				     --------- ---------  --------- ---------

Revenues                               $2,550    $3,399     $5,195    $5,779

 Selling and administrative expenses      408       449        858       903
 Provision for doubtful accounts        1,415       699      2,467     1,303
				     --------- ---------  --------- ---------

Operating income                          727     2,251      1,870     3,573
 Interest expense                         245        36        500        77
 Intercompany income                    1,893     1,288      3,781     2,485
				     --------- ---------  --------- ---------

Income before income taxes              2,375     3,503      5,151     5,981
 Provision for income taxes               987     1,326      1,924     2,369
				     --------- ---------  --------- ---------

Net Income                             $1,388    $2,177     $3,227    $3,612
				     ========= =========  ========= =========





			Triad Systems Corporation
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Second Quarter and Year to Date F/Y 1996 compared to Second Quarter and
			 Year to Date F/Y 1995


Results of Operations


Summary

Earnings per share for the second quarter and first six months were even with those of the same period in 1995 at $.13 and $.21, respectively. Revenues for the second quarter were $42.4 million, compared to $44.1 million a year ago. Revenues for the first half of 1996 were $83.3 million compared to $86.1 million in the first two quarters of 1995. Net income of $2.2 million for the second quarter was slightly below the $2.3 million earned in the second quarter of 1995. Net income of $3.7 million for the first six months of 1996 was even with the same period of 1995. Net income for the second quarter of 1996 included the sale of the Company's investment in the Alldata Corporation, an automotive database marketer that was purchased by Autozone in March 1996.

Automotive Aftermarket Revenues

The Automotive Aftermarket consists of manufacturers, warehouse distributors, parts stores and service dealers. Revenues are primarily derived from the sale and financing of systems and information and support services related to those systems. Automotive Aftermarket revenues were $25.7 million for the second quarter and $49.5 million for the first half of 1996, 11% and 13%, respectively, below the revenues for the same periods a year ago.

Systems sales decreased to $8.4 million from $10.6 million in the second quarter of 1995 and decreased to $14.5 million from $20.8 million in the first half of 1995. Results reflect an ongoing softness in the market created primarily by a continuing consolidation of the smaller jobber businesses and product issues related to the Triad Prism product.

Customer support revenues of $8.5 million for the quarter and $17.4 for the first half were $.8 million and $1.3 million below a year ago, reflecting lower priced service offerings related to more reliable technology, fewer installation and customer education opportunities and lower recurring revenue from a reduced customer base.

Information Services revenues were $7.2 million for the quarter and $14.4 million for the first half, a 10% improvement in both periods over a year ago. Customers applying Triad's parts and labor estimating system continue to steadily increase as the Aftermarket recognizes the need for increased information-management efficiencies.

Triad Systems Financial Corporation ("Triad Financial," a wholly-owned subsidiary) revenues in this market were $1.5 million for the quarter and $3.2 million for the first half, decreases of $.9 million and $1.0 million, respectively, from the second quarter and first half of 1995. Triad Financial had unusually high revenues during the first half of 1995 due to increased discounting related to the exchange of the Company's preferred shares.

Hardlines & Lumber Market Revenues

Revenues from the sale and financing of systems, support and information to manufacturers, hardware stores and home centers, lumber and building supply outlets and paint and decorating retailers were $15.4 million for the second quarter and $31.1 million for the first half of 1996, 14% and 19% higher than revenues for the same periods last year.

Systems sales rose $.8 million to $7.5 million for the second quarter and rose $2.6 million for the first half when compared to the same periods a year ago. Increases reflect economic stabilization of this market, coupled with a growing awareness of the benefits of automation. The Company's activities to become more closely affiliated with major co-ops and wholesale distributors has also positively impacted revenues.

Customer support revenues were $6.3 million for the quarter and $12.4 million for the first half, both 13% increases over the same periods in 1995. The customer base generating these revenues has increased by 438 customers since the second quarter of last year.

Information Services revenues were $.5 million and $1.0 million for the quarter and first half, respectively. These revenues have increased when compared to a year ago as the Company's new Vista point of sale (POS) business continues to grow.

Triad Financial revenues rose 11% to $1.0 million for the quarter and 26% to $2.0 million for the first half. Increased systems sales over the prior year, accompanied by an increase in the proportion of business financed by Triad Financial, resulted in higher revenues generated from lease discounting.

Cost of Systems and Services

Margins for the Automotive Aftermarket were 46.3% for the quarter and 46.7% for the first half, down 5.8% and 4.9% for the quarter and first half, respectively. The reduction in system sales, Triad Prism returns and the costs of shifting Triad Prism customers to alternative products resulted in these lower margins. Margins for the Hardlines and Lumber Market were down slightly for the quarter but remained relatively consistent with the first half of last year.

Expenses and Other Income

Marketing expenses were $11.6 million for the quarter and $22.8 million for the first half, both slight decreases from a year ago. The Company has maintained these expenses at 27% of revenues.

Product development expenses, after capitalization of software development, were $2.0 million for the quarter and $3.9 million for the first half, reductions of $.1 million and $.2 million from last year, respectively. Gross expenses rose slightly over last year but were offset with increased capitalization related to new product development in the POS and Hardlines and Lumber market and with further Prism development.

General, administrative and other operating expenses were $2.6 million for the quarter and $5.0 million for the first half, 8% and 17% reductions, respectively, when compared to a year ago. This is primarily attributed to a reduction in compensation expenses and operating costs when compared to last year. Additionally, litigation expense was $.2 million less than the first half of 1995 and the Company benefited from a reduction in its accruals needed for future tax liabilities.

Interest expense was $1.5 million for the quarter and $3.0 million for the first half, a reduction of $.2 and $.4 million for the quarter and year to date, respectively. This cost reduction is primarily attributed to the Company's reduction of debt in 1995. In 1995, the Company also refinanced $11.8 million in floating rate notes at a lower interest cost.

In October 1994, $2.9 million of senior fixed rate notes were retired early. This generated an extraordinary charge of $153,000 ($.01 per share) that included a premium of $198,000, unamortized debt costs of $49,000, less taxes of $94,000.

In March 1996, the Company recognized $1.6 million in income related to the revaluation of the Company's investment in the Alldata Corporation, an automotive database marketer that was purchased by Autozone in March. The majority of the securities received from the transaction are expected to be sold during the third quarter.

Future Operating Results

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

Liquidity and Capital Resources

Management believes available cash resources, primarily generated from operations, marketable securities, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company has available $14.5 million in a bank line of credit and there were no borrowings at March 31, 1996.

Triad Financial financed the majority of Triad's domestic business systems sales during the first half, as well as $7.6 million in non-Triad equipment through client lease programs. Triad Financial received $37.4 million of proceeds from discounting leases during the first half.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. The Company is in compliance with the restrictive covenants and management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At March 31, 1996, the portfolio available for discounting was $14.2 million and commitments for $49.9 million in discounting lines were available.

Capital equipment expenditures, excluding capitalized leases, were $1.5 million during the first half.

During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's shareholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet their respective stock ownership level within a three to five year period. Seven of the current executive officers are required to meet the stock ownership target by October 1, 1996. As of March 31, 1996, four officers had already achieved the target.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121), which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe that adoption of SFAS No. 121, which will become effective for the Company's fiscal year 1996, will have a material impact on its financial condition or operating results.

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



			PART II OTHER INFORMATION

Item 1-5  Not applicable

Item 6    No reports on Form 8-K were filed during the quarter ended
March 31, 1996.
								  Sequentially
Exhibit                                                             numbered
Number                                                                pages
- -------                                                           ------------

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




Date:  May 10, 1996                           /s/ STANLEY F. MARQUIS
       ------------                           -----------------------
						  Stanley F. Marquis
					       Vice President, Finance
					     (Principal Financial Officer)