Form 10-Q
period 1996-06-30
TRIAD SYSTEMS CORP
filed 1996-08-14
CIK 313867

CIK: 0000313867



			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.   20549

				 Form 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

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



As of June 30, 1996, the registrant had outstanding 17,683,000 shares of common stock with $.001 par value.



			     Triad Systems Corporation
			     QUARTERLY REPORT FORM 10-Q
				      Index


									 Page

Part I.  Financial Information


Item I.  Financial Statements


	Consolidated Balance Sheets at June 30, 1996 and
	September 30, 1995                                                 1

	Consolidated Statements of Operations for the Three
	and Nine Month Periods Ended June 30, 1996 and 1995                2

	Consolidated Statements of Cash Flows for the
	Nine Month Periods Ended June 30, 1996 and 1995                    3

	Notes to Consolidated Financial Statements                        4-5



Item 2.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                           6-10


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                                11-13


Signatures                                                                 14


Exhibit 11.1  Computation of Earnings Per Share                            15


Exhibit 27  Financial Data Schedule                                        16




			PART I FINANCIAL INFORMATION

			 Triad Systems Corporation
			CONSOLIDATED BALANCE SHEETS

						 June 30,     September 30,
(Amounts in thousands except share data)           1996            1995
						----------    -------------
						(Unaudited)
Assets
Current assets
   Cash and equivalents                          $  6,727        $  7,263
   Trade receivables                               14,401          13,175
   Investment in leases                             1,492           2,001
   Inventories                                      6,925           5,636
   Prepaid expenses and other current
    assets                                          7,746           6,702
						 ---------       ---------
       Current assets                              37,291          34,777
Service parts                                       3,189           3,316
Property, plant and equipment, net                 27,502          27,017
Long-term investment in leases                     12,322          16,540
Land for resale                                    26,409          25,250
Capitalized software and intangible assets         18,929          16,222
Other assets                                        8,417           9,587
						 ---------       ---------
      Assets                                     $134,059        $132,709
						 =========       =========
Liabilities
Current liabilities
   Notes payable and current portion
    of long-term debt                            $  7,575        $  3,032
   Accounts payable                                 8,831           9,373
   Accrued employee compensation                    7,526           7,908
   Deferred income taxes                            3,345           3,338
   Other current liabilities and
    accrued expenses                               10,089           9,695
						 ---------       ---------
       Current liabilities                         37,366          33,346
Long-term debt                                     50,806          52,577
Deferred income taxes                              24,898          26,176
Other liabilities                                   6,463           6,389
						 ---------       ---------
       Liabilities                                119,533         118,488
						 ---------       ---------

Stockholders' Equity
   Common stock
       $.001 par value; authorized
	50,000,000 shares; issued
	18,328,000 shares at June 30, 1996
	and 17,969,000 shares at
	September 30, 1995                             18              18
   Treasury stock
       645,000 shares at June 30, 1996
       and  599,000 shares at
       September 30, 1995                          (3,478)         (3,204)
   Capital in excess of par                        29,614          28,201
   Accumulated deficit                            (11,628)        (10,794)
						 ---------       ---------

       Stockholders' equity                        14,526          14,221
						 ---------       ---------

       Liabilities and stockholders'
	equity                                   $134,059        $132,709
						 =========       =========

The accompanying notes are an integral part of these financial statements.


			Triad Systems Corporation
		CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)

					 Three Months Ended  Nine Months Ended
					      June 30,           June 30,
					   1996     1995       1996     1995
					 -------- --------   -------- --------
(Amounts in thousands except
per share data)
Revenues
   Automotive                            $25,274  $25,975    $74,766  $82,750
   Hardlines & lumber                     15,991   13,458     47,047   39,561
   Other                                   1,053    1,750      3,789    4,959
					 -------- --------   -------- --------
      Total revenues                      42,318   41,183    125,602  127,270
					 -------- --------   -------- --------

   Cost of sales                          22,601   21,048     66,813   64,479
					 -------- --------   -------- --------
      Gross margin                        19,717   20,135     58,789   62,791
					 -------- --------   -------- --------
   Marketing                              12,098   11,068     34,924   33,930
   Product development                     2,026    1,998      5,961    6,164
   General & administrative
   and other expenses                      2,398    2,660      7,362    8,622
   Restructuring Charge                    9,000       -       9,000       -
					 -------- --------   -------- --------
Operating income (loss)                   (5,805)   4,409      1,542   14,075
					 -------- --------   -------- --------

   Interest and other expenses            (1,463)  (1,838)    (4,505)  (5,256)
   Other income                              153       -       1,777       -
					 -------- --------   -------- --------
Income (loss) before income taxes and
extraordinary charge                      (7,115)   2,571     (1,186)   8,819
   Provision for (benefit from)
   income taxes                           (2,704)     977       (451)   3,351

Income (loss) before extraordinary
charge                                    (4,411)   1,594       (735)   5,468
   Extraordinary charge on repurchase
   of debt, net of taxes                      -        -          -      (153)
					 -------- --------   -------- --------
Net income (loss)                        $(4,411) $ 1,594    $  (735) $ 5,315

Earnings (loss) per share
   Primary
      Income (loss) before
      extraordinary charge               $ (0.25) $  0.09    $ (0.04) $  0.31
      Net income (loss)                  $ (0.25) $  0.09    $ (0.04) $  0.30
      Weighted average shares             17,676   17,842     17,517   17,943
   Fully diluted
      Income (loss) before
      extraordinary charge               $ (0.25) $  0.09    $ (0.04) $  0.31
      Net income (loss)                  $ (0.25) $  0.09    $ (0.04) $  0.30
      Weighted average shares             17,676   17,914     17,517   18,028
					 ======== ========   ======== ========

The accompanying notes are an integral part of these financial statements.



			   Triad Systems Corporation
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)

					     Nine Month Periods Ended June 30,
(Amounts in thousands)                               1996          1995
						   --------      --------
Cash flows from operating activities
   Income before extraordinary charge              $  (765)      $ 5,468
   Adjustments to reconcile income before
   extraordinary charge to net cash
   provided by operating activities
      Extraordinary charge on repurchase
      of debt, net of taxes                             -           (153)
      Restructuring charge                           9,000            -
      Depreciation and amortization                  6,214         6,240
      Receivable and inventory loss
      provisions                                     8,377         5,732
      Gains from lease discounting                  (5,521)       (5,761)
      Gain from marketable securities
      revaluation                                   (1,779)           -
      Other                                         (2,499)       (1,064)
      Changes in assets and liabilities
	Trade accounts receivable                   (3,198)       (2,140)
	Investment in leases                         8,204        16,729
	Inventories                                 (1,115)       (1,704)
	Deferred income taxes                       (1,469)        2,341
	Prepaid expenses and other current
	assets                                      (1,177)         (644)
	Accounts payable                            (1,074)          916
	Accrued employee compensation                 (622)         (914)
	Other current liabilities and
	accrued expenses                            (1,564)       (1,065)
						   --------      --------
	  Net cash provided by operating
	  activities                                11,012        23,981

Cash flows from investing activities
   Capitalized software and databases               (6,449)       (5,086)
   Acquisition of net assets and business           (2,737)           -
   Sale of marketable securities                     2,321            -
   Investment in property, plant and equipment      (2,069)       (2,091)
   Investment in service parts                        (716)       (1,688)
   Other                                               148        (1,161)
						   --------      --------
	   Net cash used in investing
	   activities                               (9,502)      (10,026)

Cash flows from financing activities
   Repayment of debt                               (40,277)      (39,420)
   Issuance of debt                                 37,092        34,424
   Redemption of preferred stock                        -        (10,000)
   Proceeds from sale of common stock                1,413         3,439
   Purchase of treasury stock                         (274)       (1,469)
   Dividends paid                                       -           (400)
   Other                                                -           (322)
						   --------      --------
	    Net cash used in financing
	    activities                              (2,046)      (13,748)

Net decrease in cash and equivalents                  (536)          207
Beginning cash and equivalents                       7,263         7,963
Ending cash and equivalents                        $ 6,727       $ 8,170
						   ========      ========
Supplemental disclosures of cash flow
information
   Cash paid during the period for
      Interest                                      $3,699        $4,407
      Income taxes                                   1,193           461
   Noncash investing and financing activities
      Redemption of preferred stock                     -         11,195
      Debt used to finance acquisition               5,300            -
      Capital lease                                     -            913
						   ========      ========

The accompanying notes are an integral part of these financial statements.



			Triad Systems Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  June 30, 1996 and 1995
				(Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the nine month periods ended June 30, 1996 and 1995. The results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. The Balance Sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1995 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial") and balance sheet of its new acquisition Computer System Dynamics, Inc. (CSD), after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 6.


3. Trade accounts receivable at June 30,1996 and September 30,1995 include allowances for doubtful accounts of $2,278,000 and $1,420,000, respectively.


4. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.


(Amounts in thousands)                    June 30, 1996   September 30, 1995
					----------------- ------------------
Purchased Parts                               $2,491             $2,189
Work in process                                  296                391
Finished Goods                                 4,138              3,056
					      ------             ------
Inventories                                   $6,925             $5,636
					      ------             ------

5. Property, plant and equipment at June 30, 1996 and September 30, 1995 includes accumulated depreciation and amortization of $35,268,000 and $30,768,000, respectively.


		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:


		     CONDENSED COMBINED BALANCE SHEETS

						June 30,        September 30,
						  1996               1995
					       ----------       -------------
					       (Unaudited)
(Amounts in thousands)
Assets

Cash                                            $    -              $     5
Net investment in leases                         13,814              18,541
Residual value retained on leases discounted      6,960               6,452
Receivable from parent company                   57,447              50,262
Other assets                                      3,358               3,652
						--------            --------
   Assets                                       $81,579             $78,912
						========            ========
Liabilities and Stockholders' Equity

Other liabilities and accrued expenses          $ 7,894             $ 8,367
Deferred income                                   2,547               2,337
Debt                                             11,558              13,033
Stockholders' equity                             59,580              55,175
						--------            --------
   Liabilities and stockholders' equity         $81,579             $78,912
						========            ========



		       CONDENSED COMBINED STATEMENTS OF INCOME
				  (Unaudited)

					Three Months Ended   Nine Months Ended
					    June 30,              June 30,
					  1996      1995      1996      1995
					--------  --------  --------  --------
(Amounts in thousands)

Revenues                                $ 2,214   $ 2,993   $ 7,409   $ 8,772

   Selling and administrative expenses      361       462     1,219     1,366
   Provision for doubtful accounts        1,553       750     4,020     2,052
					--------  --------  --------  --------
Operating income                            300     1,781     2,170     5,354
   Interest expense                         214        30       714       107
   Intercompany income                    1,954     1,562     5,735     4,047
					--------  --------  --------  --------
Income before income taxes                2,040     3,313     7,191     9,294
   Provision for income taxes               797     1,229     2,721     3,598
					--------  --------  --------  --------
Net Income                              $ 1,243   $ 2,084   $ 4,470   $ 5,696
					========  ========  ========  ========







			Triad Systems Corporation
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS
	Third Quarter and Year to Date FY 1996 Compared to Third Quarter and
			  Year to Date FY 1995



Results of Operations

Summary

Revenues of $42.3 million for the third quarter increased 3% from $41.2 million in the third quarter of FY 1995. For the first nine months of FY 1996, revenues declined 1% to $125.6 million from $127.3 million in FY 1995. Sales and services growth in the Hardlines and Lumber market was more than offset by the decline in the Automotive Aftermarket.

A restructuring charge of $9.0 million, related to an Automotive product issue and realignment of the Automotive Aftermarket operations, resulted in an operating loss of $5.8 million compared to $4.4 million in operating income in the third quarter of FY 1995. Operating income of $1.5 million for the first nine months of FY 1996, also resulting largely from the restructuring charge, compares to operating income of $14.1 million for the same period a year ago. The Company had not recorded an operating loss since the third quarter of FY 1989.

There was a net loss after income taxes of $4.4 million in the third quarter of FY 1996 compared to net income of $1.6 million for the third quarter of FY 1995. For the first nine months of FY 1996, there was a net loss of $.7 million compared to net income of $5.3 million for the same period a year ago.

Third quarter earnings per share before the restructuring charge were 7 cents. A loss of 25 cents after the restructuring charge compared to a positive 9 cents in the third quarter of FY 1995.

Automotive Aftermarket Revenues

The Automotive Aftermarket consists of manufacturers, warehouse distributors, parts stores and independent and chain repair outlets. Revenues are primarily derived from the sale and financing of systems and information and support services related to those systems. Automotive Aftermarket revenues were $25.3 million for the third quarter and $74.8 million for the first nine months of FY 1996, 3% and 10%, respectively, below revenues for the same periods a year ago.

Systems sales increased slightly from $7.9 million to $8.0 million in the third quarter of FY 1996 and decreased $6.2 million to $22.5 million from $28.7 million in the first nine months of FY 1996. The consolidation of smaller jobber businesses and Triad Prism(R) product issues continued to be reflected in the decline in revenues year to date. Recognizing slower than anticipated automotive aftermarket acceptance of the Triad Prism system and its product performance issues, management:

Reduced and repositioned the automotive product line to more closely match the configuration of the automotive aftermarket while decreasing the complexity associated with a broader product line. Triad Prism remains a contributing member of the automotive product line, marketed to a specific segment of the aftermarket.

Resized the automotive sales force and management structure to reflect these changes and current sales.

Initiated a review of the research and development spending process to ensure that ongoing spending is a profitable investment for Triad stockholders. As a result, a restructuring charge of $9.0 million was recorded for the third quarter. (See Expenses and Other Income).

Customer support revenues were down $.7 million from $9.2 million to $8.5 million for the quarter and $2.0 million from $27.8 million to $25.8 million for nine months. The decline in both periods relates to lower than planned new automotive systems sales and a reduction of the customer base due to continuing consolidation within the aftermarket.

Information services revenues rose $.7 million in the third quarter of FY 1995 to $7.5 million in the third quarter of FY 1996. For the first nine months of FY 1996, revenues increased $1.9 million to $21.9 million compared to the first nine months in FY 1995. This is due mainly to a price increase in the beginning of the fiscal year and an increase in the number of customers utilizing Triad's information products.

Triad Systems Financial Corporation ("Triad Financial", a wholly owned subsidiary) revenues decreased to $1.4 million for the third quarter due in part to lower discounting yields as external interest rates rose. During the first nine months of FY 1996, revenue declined to $4.6 million due mainly to a lower earning portfolio during the first half of FY 1996. Also contributing were lower yields in the third quarter of FY 1996 as a result of increased interest rates and reduced discounting in the second quarter compared to FY 1995 when the Company funded the exchange of the preferred stock.

Hardlines & Lumber Market Revenues

The Hardlines & Lumber Market consists of manufacturers, hardware stores, home centers, lumber and building supply outlets and paint and decorating retailers. Revenues grew 19%, respectively, to $16.0 million for the third quarter and $47.0 million for the first nine months of FY 1996. Due to its timing of the acquisition, there were no revenues from Computer System Dynamics, Inc. during this quarter. (See the Liquidity and Capital Resources).

Systems revenues increased $1.2 million to a record $7.8 million for the quarter and $3.8 million to $23.4 million for the first nine months of FY 1996. Triad continues to become more closely affiliated with major co-ops and wholesale distributors and this activity is reflected in the revenue growth.

Customer support revenues recorded significant increases in the third quarter, rising 18% to $6.7 million. Similarly, the first nine months of FY 1996 generated revenues of $19.1 million, an increase of 15%. This increase is a direct result of an increase in the customer base.

Information services revenues were $.6 million and $1.7 million for the third quarter and first nine months, respectively. This reflected an increase of 93% and 103% for the third quarter and first nine months, respectively. Triad's new Vista point of sale (POS) services continue to contribute to this growth as the customer base expands.

Cost of Systems and Services

Gross margins for the Automotive Aftermarket of 47% for both the third quarter and first nine months of FY 1996 reflected a decline of 5% compared to both periods of FY 1995. This decline was due primarily to higher Prism returns and the cost of shifting customers to lower margin products in the first half of FY 1996. Also contributing was a change in the product mix, along with a higher percentage of fixed costs in the third quarter of FY 1996. Gross margins for the Hardlines and Lumber Market dropped slightly to 49% for the third quarter and remained consistent at 50% for the first nine months.

Consolidated Expenses and Other Income

Marketing expenses were $12.1 million or 29%, as a percentage of revenue, for the third quarter compared to $11.1 million or 27% for the third quarter of FY 1995. For the first nine months of FY 1996, marketing expense was $34.9 million or 28% compared to $33.9 million or 27% for the same period in FY 1995. This slight increase in both periods was mainly due to an increase in lease loss reserves in the automotive aftermarket.

Product development expenses, after capitalization of software development, were $2.0 million for the quarter and $6.0 million for the first nine months of FY 1996. As a percentage of revenue, product development expense remained consistent at 5% with the prior year for both the quarter and first nine months.

General, administrative and other operating expenses were $2.4 million for the quarter and $7.4M for the first nine months of FY 1996. Compared to the same periods a year ago, costs decreased by $.3 million for the quarter and $1.3 million for the first nine months of FY 1995. The decrease in both periods was due mainly to a reduction in compensation and litigation expenses, along with containment of operating costs.

The restructuring charge of $9.0 million includes a $7.5 million write off relating to the Triad Prism system software the Company had previously capitalized, along with $1.0 million in reserves for related product issues. Also included is $.5 million in costs associated with the realignment of aftermarket sales and support personnel to address increasing consolidation of the automotive aftermarket. It is anticipated that the reserves will be consumed by the end of the second quarter of FY 1997. (See the Automotive Aftermarket Revenues - Systems Revenues section.)

Interest expense was $1.5 million for the quarter compared to $1.8 million for the third quarter of FY 1995. The first nine months of FY 1996 also showed an $.8 million improvement at $4.5 million compared to $5.3 million for the first nine months of FY 1995. This reduction is due primarily to lower-cost debt.

In March 1996, the Company recognized $1.6 million in income related to the revaluation of the Company's investment in AllData Corporation, an automotive database marketeer that was purchased by Autozone in March. Triad sold a majority of its Autozone Corporation stock in May 1996 and realized an additional gain of $153,000 in the third quarter.

In October of FY 1995, $2.9 million of senior fixed-rate notes were retired early. This generated an extraordinary charge of $153,000 ($.01 per share) that included a premium of $198,000, unamortized debt costs of $49,000, less taxes of $94,000.

Subsequent Event

In July 1996, $10.1 million of senior fixed-rate notes were retired early. This will generate, in the fourth quarter of FY 1996, an extraordinary charge of $377,000 that will include a premium of $379,000, unamortized debt costs of $229,000, less taxes of $231,000.

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

Liquidity and Capital Resources

Management believes available cash resources, primarily generated from operations, marketable securities, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. In June 1996, the Company increased the availability of the bank line of credit to $28.0 million in order to be able to bid on $10.1 million in senior notes. There were outstanding borrowings of $5.3 million at June 30, 1996.

Triad Financial financed $29.6 million in Triad equipment during the nine months of FY 1996 in addition to $12.0 million in non-Triad equipment through client lease programs. Triad Financial received $56.2 million of proceeds from discounting leases during the first nine months of FY 1996 compared to $57.3 million during the same period in FY 1995.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. Management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At June 30, 1996, the portfolio available for discounting was $13.8 million and commitments for $48.5 million in discounting lines were available.

Capital equipment expenditures, excluding capitalized leases, were $2.0 million during the first nine months of FY 1996.

On June 27, 1996, the Company acquired Computer System Dynamics, Inc. (CSD), a Colorado supplier of systems and software products to the high end user in the Hardlines and Lumber market. The acquisition expanded the Hardlines and Lumber customer base to more than 4,900 customers with approximately 6,100 locations. The acquisition was accounted for using the purchase method. The cash purchase includes contingent deferred payment obligations and performance bonuses.

During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's shareholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet their respective stock ownership level within a three to five year period. All six of the current executive officers required to meet the stock ownership target by October 1, 1996 had achieved this target as of June 30, 1996.

During March 1995, The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No.121), which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe that adoption of SFAS No. 121, which will become effective for the Company's fiscal year 1996, will have a material impact on its financial condition or operating results.


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





			PART II OTHER INFORMATION

Item 1-5 Not applicable
Item 6   No reports on Form 8-K were filed during the quarter ended
	 June 30, 1996.
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

*10.15 Supplemental Deferred Compensation Plan between the Company and a select group of Triad Key Employees and their beneficiaries dated April 1, 1994, incorporated by reference from Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

*10.16  Amendment to the Amended and Restated 1982 Stock Option
	Plan dated April 25, 1994, incorporated by reference from
	Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994.

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

 10.19 Warehousing Credit Agreement between Triad Systems Financial Corporation and the First National Bank of Boston dated August 29, 1995, incorporated by reference from Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 1995.

 10.20  Amendment No. Four to Revolving Credit Loan Agreement
	and Consent (to Exchange Agreement) between Triad
	Systems Corporation, Triad Systems Financial Corporation
	and Comerica Bank-California dated May 23, 1996.                 17-19

 10.21  Amendment No. Five to Revolving Credit Loan Agreement
	and Consent (to Exchange Agreement) between Triad
	Systems Corporation, Triad Systems Financial Corporation
	and Comerica Bank-California dated June 28, 1996.                20-23

*10.22  Triad Systems Corporation Amendment to the Amended and
	Restated 1982 Stock Option Plan dated February 8, 1996.            24

*10.23  Triad Systems Corporation Amended and Restated Outside
	Directors Stock Option Plan dated April 30, 1996.                  25

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




Date:  August 9, 1996                         /s/ STANLEY F. MARQUIS
       --------------                         -----------------------
						  Stanley F. Marquis
					       Vice President, Finance
					     (Principal Financial Officer)