Form 10-K
period 1996-09-30
TRIAD SYSTEMS CORP
filed 1996-12-23
CIK 313867

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				  Form 10-K
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]
	For the fiscal year ended September 30, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,790,000 based on the closing sales price of the Company's common stock, as reported on NASDAQ on November 29, 1996. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's Common Stock as of November 29, 1996 was 17,835,409.

     This report, including all exhibits and attachments, contains 65 pages. The Exhibit Index is located on pages 44-46.

		      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those Parts of this Annual Report on Form 10-K as are set forth below, but only to the extent specifically stated in such Parts hereof:(1) Information Statement filed by the Company with the Securities and Exchange Commission on November 13, 1996, as amended on November 15, 1996, pursuant to
Regulation 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder ("Information Statement").
This information statement is referred to herein as the "Information Statement" and is incorporated as provided in Part III.


				   Part I

Item 1. BUSINESS

Introduction

     Triad Systems Corporation ("Triad" or the "Company") is a leading provider of business and information management solutions for the Automotive Aftermarket and the Hardlines and Lumber industry. Triad offers new and existing customers a variety of proprietary database products with periodic updates, software and hardware products, financing and ongoing support services.

     On October 17, 1996, the Company signed a definitive merger agreement with Cooperative Computing, Inc., a Texas corporation ("CCI") under which an acquisition company owned jointly by CCI and the investment firm of Hicks, Muse, Tate & Furst would acquire the Company. See "SUBSEQUENT EVENT - Execution of Merger Agreement."

     Triad's installed base provides significant recurring revenues, accounting for 74% of its annual revenues in fiscal 1996. Of the recurring revenues, 49% is from service and support agreements, 26% from sales of hardware and software upgrades and add-ons to existing customers and 25% from subscription fees for Triad's proprietary database products. Triad's principal strategy is to expand its presence and generate increasing recurring revenues in its primary markets by marketing a growing family of database, hardware and software products in its two key markets, by penetrating adjacent segments of those markets and by geographic expansion.

Markets

     The Company's markets consist of numerous independent businesses which require management of large quantities of data. These businesses are increasingly needing information management products and services targeted to their specific industries. Triad is providing a growing family of database products and information management services to existing and new customers in response to these market requirements. See "BUSINESS-Information Services."

     Automotive Aftermarket. The Automotive Aftermarket consists of four principal levels of distribution: manufacturers, warehouse distributors, parts stores ("jobbers and retailers") and auto repair shops ("service dealers"). Manufacturers distribute automotive parts through warehouse distributors, jobbers and retailers, who stock and sell the automobile parts used by service dealers and consumers. Today, these channels of distribution are blurring with many warehouses selling directly to service dealers and retailers and many jobbers also selling at wholesale.

     The Company had approximately 11,000 Automotive customers spanning small and large businesses as of September 30, 1996. Triad's installed base provides a source of recurring revenue through sales of applications software packages, peripherals, hardware upgrades, information services, business products and customer support services. Due to the high level of automation among traditional jobbers segment and the lower per-unit cost of systems being sold to smaller Automotive Aftermarket customers, the Company does not anticipate significant growth in revenues from system sales to domestic jobbers segment.

     The Company has developed new products and approaches to expand its customer base in adjacent segments. The Company typically offers its software products and databases in conjunction with system sales, and also markets selected software products and databases separately. Triad has gained access to several leading retail chains, as well as jobbers utilizing non-Triad systems with these products. Further, the Company has reached retail chains, service dealers and small jobbers through products such as the LaserCat and ServiceCat workstations and software and database products. See "BUSINESS-Triad Hardware Systems and Software Products" and "-Information Services." The ServiceCat workstation is directed at the 185,000 automotive repair businesses, while the Triad ServiceWriter system is aimed at the 75,000 targeted segment of the larger, more sophisticated businesses.

     Triad markets its Automotive products in the United States, United Kingdom, Ireland, Canada, France and Puerto Rico. See "BUSINESS-Marketing and Sales." The Company's strategy is to expand its customer base through the development and marketing of database products for the automotive parts and service aftermarket in the United States, Canada and selected European Community countries. See "BUSINESS-Information Services."

     Triad markets systems to the warehouse distributor segment. More than 160 mid-range and large warehouse distributors have installed the Paperless Warehouse, the UNIX-based DIS Warehouse System and the Triad Ultimate System. The UNIX-based Warehouse System is targeted at the traditional warehouse distributor who primarily services independent jobbers. The Triad Ultimate System is for larger distributors who wish to operate their warehouses and stores from a single Central Processing Unit (CPU). The Paperless Warehouse utilizes Bar-Code Scanning and Radio Frequency technology to enhance efficiency and productivity in the warehouse operations. Additionally, smaller warehouse distributors and larger jobbers have purchased the Company's jobber system. See "BUSINESS-Triad Hardware Systems and Software Products."

     Hardlines and Lumber. Triad's Hardlines and Lumber operation offers integrated business systems to a market of approximately 49,000 hardware stores and home centers, lumber/building supplies stores, paint and decorating retailers, and farm supply dealers with annual sales of between $300 thousand and $200 million. At September 30, 1996, the Company had approximately 5,400 customers in these markets.

     There is a lower level of automation in the Hardlines and Lumber market compared to the Automotive Aftermarket. The Company believes that independent hardlines retailers are increasingly recognizing the advantages of automation as they face increased competition. Hardlines and Lumber trade journals have encouraged automation, and some major hardlines wholesalers and cooperatives strongly endorse automation to their member dealers. Approximately half of the top 60 hardware distributors endorse Triad products and services, along with five of the seven leading lumber and building materials groups. In addition, Triad has developed and currently maintains strong relationships with the four major hardlines cooperatives. See "BUSINESS-Marketing and Sales."

     Technological advancements in Triad's interactive UNIX-based Eagle, Eagle LS and IMS systems allow for product offerings suitable for hardlines and building materials chains with up to 99 stores and $200 million in annual sales. See "BUSINESS-Triad Hardware Systems and Software Products."

Information Services

     Triad licenses its proprietary databases in return for a license fee and monthly subscription fees entitling customers to periodic updates. These database products generate recurring revenues through monthly subscription fees and add value to the Company's products, thus contributing to new system sales. The Company offers special databases to its Automotive customers and has a database catalog product for hardware stores affiliated with Cotter
& Company (True Value).

     Electronic Catalog. Triad's Electronic Catalog product provides more than 20 million automobile parts applications. This database minimizes the time-consuming and cumbersome use of printed catalogs and is designed to increase productivity and accuracy in parts selection and handling. Proprietary software on Triad's jobber systems integrates information from the Electronic Catalog and the Telepricing databases so that for a given automotive repair, parts required are identified, along with updated prices and inventory levels. Additional prompts enable the jobber to recommend related parts that the customer may need in addition to the parts requested. Triad charges a monthly subscription fee for the Electronic Catalog database and provides the customer with periodic updates. At September 30, 1996, approximately 5,800 customers had licensed the Electronic Catalog database. Telepricing. The Telepricing service provides price updates for automotive parts following a manufacturer's price change, minimizing a customer's need to input this data manually. Telepricing service customers pay an initial license fee and a monthly subscription fee for this updating service. This database had 3,000 subscribers at September 30, 1996.

     LaborGuide Database. The LaborGuide database provides estimations of labor hours for car repairs and is based on labor estimating data from Mitchell International, Inc. There were approximately 6,700 units generating monthly fees for this database at September 30, 1996. This database is targeted to approximately 185,000 service dealers in the United States and permits users to comply more easily with regulations in many states that require written estimates of repair costs. During fiscal 1996, Triad added a new dimension to this database with its introduction of Major Service Intervals for domestic automobiles. The data includes detailed labor time and parts recommendations as defined by the automobile manufacturer, enabling subscribers to schedule regular maintenance appointments for their customers.

     LaserGuide. The LaserGuide database is a reconfiguration of Electronic Catalog and allows a jobber to determine which automobiles (by make and year) the identified automotive parts will fit. The database also assists the jobber in making decisions on inventory levels. There were approximately 300 customers using this database at September 30, 1996.

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

     Databases for Retailers. Triad markets its database products to large automotive retail chains (i.e., Goodyear, Western Auto, Penske and Sears) with multiple national or regional sites. These chains use a variety of hardware platforms and applications software on their systems. Triad's proprietary databases are integrated into these systems. Triad's applications software may, but need not, be included in these packages.

     Databases for Manufacturers. Triad markets database services utilizing Triad's database products to auto parts manufacturers. In addition to the full Telepricing database, manufacturers may select only certain categories of parts, or may choose the Competitive Analysis service, which compares price levels and number of applications to a competitor's product line. Triad's new transaction analysis service, MarketPACE for the Automotive Aftermarket, reports product movement information based on point of sale
(POS) data collected at the independent retail levels in the respective markets. MarketPACE services supply comprehensive POS information and inventory analysis providing the decision support tools required to increase sales, boost productivity, improve distribution and enhance customer service for warehouses and auto parts stores.

     Databases for International Markets. In 1992, Triad established a wholly-owned subsidiary in Longford, Ireland, to create, maintain and distribute database products for automotive business management systems marketed by Triad and third parties in the United Kingdom and Ireland. This project is supported, in part, by grants from the Industrial Development Authority of Ireland ("IDA"), subject to maintaining minimum capitalization and employment levels for the subsidiary. The facility began distributing database products in 1993 and its Electronic Catalog product is marketed in the United Kingdom and Ireland. Triad also markets automotive database products in Canada and Puerto Rico and developed a product for the French market which was introduced in late 1995.

     Hardlines and Lumber. In addition to its Automotive Aftermarket databases, the Company also markets databases to the Hardlines and Lumber industry.

     Cotter & Company Database. Triad introduced the Cotter & Company database product in 1991 as a catalog of products available from the Cotter & Company (True Value) cooperative warehouses. The database is marketed to Cotter affiliated members. See "BUSINESS-Triad Hardware Systems and Software Products."

     Databases for Manufacturers. VISTA is the new transaction analysis service for the Hardlines and Lumber industry. VISTA provides product manufacturers with ongoing measurement of brand and item movement with major product classifications using POS business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information from VISTA services provide manufacturers with insight into how a given product or brand performs against its competitors and the market in general.

Triad Hardware Systems and Software Products

     Triad's applications software and business computer systems, together with its database products, provide comprehensive business solutions targeted to its two key segments. The Company provides a different set of standard applications programs for each segment that include user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. These software products also allow Triad customers to access the Company's proprietary databases. See "BUSINESS-Information Services."

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

     Automotive Aftermarket. Triad's Warehouse Systems have the potential for a larger number of application enhancements and offer increased processor speed to serve businesses with high transaction volumes. The enhanced database management features allow the user flexibility in information retrieval. The Paperless Warehouse from Triad eliminates manual entry of parts-related information and enables warehouse operators to update inventory records, dramatically changing the way warehouses manage the flow of parts. This product enables employees to utilize hand-held computers equipped with bar-code scanners and radio transmitters to perform every warehouse task from receiving to stocking and from order picking to shipping, transmitting the data to the host Triad computer. Triad's UNIX-based Warehouse System merges the latest UNIX/RISC technology to provide users with total warehouse management capabilities and gives users a powerful relational database to access any information they require.
Triad Prism is a UNIX-based system featuring a fully-integrated relational database on Intel Pentium Pro and other Intel processors. In 1996, the Company focused its marketing efforts of the Triad Prism products on the medium to large sophisticated automotive parts distributors. At about the same time, the marketing effort for the Triad Eclipse system, developed by the Company's loadSTAR subsidiary, was expanded to cover the general market of the automotive parts distributors. Triad's Series 11, Triad Eclipse, and Triad Prism track inventory, perform accounting functions, and execute such point of sale operations as invoicing and billing and catalog. Smaller warehouse distributors also use these systems with applications software designed to serve their particular information management requirements. Triad's Series 11 systems use a microcomputer manufactured by Triad with a proprietary operating system. All these Triad systems enable customers to use the Electronic Catalog database and Triad's other automotive database products. See "BUSINESS-Information Services."

     The Company also markets the TelePart terminal to its jobber customers, who generally place the terminal on-site with their service dealer customers. The TelePart terminal allows service dealers to electronically order parts by communicating directly with that jobber's Triad system equipped with the Electronic Catalog product. At September 30, 1996, Triad had installed more than 1,800 TelePart terminals.

     Triad ServiceWriter is the latest addition to its growing family of information management solutions. A version of the service dealer system which operates under Microsoft WindowsTM was introduced in the fourth quarter of this year. Triad ServiceWriter blends Triad's unique databases of 20 million parts applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology. Triad ServiceWriter also creates printed work estimates, automated work orders and maintains individual customer records and vehicle maintenance histories, enabling users to notify customers of required preventive maintenance and create other special promotions. Utilizing Triad's unique TelePart feature, Triad ServiceWriter electronically orders required parts. ServiceWriter can also be expanded to include inventory management, point of sale and general accounting applications.

     The ServiceCat workstation is marketed to the service dealer segment of the automotive parts aftermarket. The ServiceCat product includes the Electronic Catalog and LaborGuide databases and TelePart software. It permits service dealers to estimate the cost of an entire repair job, including parts and labor, for customers, a service which is mandatory in several states. See "BUSINESS Information Services." Triad's Information Services Division also markets the Catalog databases separately from the workstation.

     In 1996, the Company, acquired certain assets of Pace Automotive Systems Ltd. of Canada, including the Pace Business Manager, a business management software system directed at service dealers.

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

     Hardlines and Lumber Industry. Triad Hardlines and Lumber systems automate inventory control, point of sale functions, invoicing, billing, payroll, accounting and electronic communications to affiliated cooperatives, distributors and manufacturers.

     The UNIX-based Intel Pentium and Pentium Pro driven Eagle series of systems is designed for small and mid- to large sized Hardlines dealers. These systems have greater power and functionality and therefore have expanded access to larger Hardlines dealers. Existing Triad customers are able to upgrade to an Eagle system and utilize the newly incorporated technological advancements.

     The Company's Eagle LS blends the power and flexibility of Triad's UNIX-based business and information management system with applications and features created to meet the unique needs of lumber and building materials operations. The Eagle LS system manages the flow of a typical transaction, including estimating, ordering and inventory management, shipping, invoicing and tracking accounts receivable. More than 3,750 Eagle and Eagle LS systems, including upgrades and new systems, have been sold since 1991.
In 1996, the Company purchased Computer System Dynamics (CSD) and its assets. CSD was founded in 1975 and is headquartered in Denver, Colorado. It is recognized as one of the leaders in providing specialized computer solutions to the building materials industry which is comprised of 600 firms in 1,100 locations nationwide. CSD's product, IMS, is a UNIX-based system designed for large sized lumber and building material dealers. The product is being driven by Intel Pentium and IBM RS/6000 hardware and has functionality to handle very large lumber dealers.

     The True Start(TM) product, an entry level catalog and ordering system, includes the Cotter and Company database product. It is designed as a stand alone system and is marketed and sold by Cotter and Company to its members. Business Products. Triad markets a wide line of business products to the Automotive Aftermarket and Hardlines and Lumber industry through catalogs and telemarketing services.

Customer Support and Services

     The Company's Customer Support Services organization, representing approximately 32% of the Company's full-time employees at September 30, 1996, provides service, training and support to Triad's domestic and international customers. System support agreements are a significant source of recurring revenue for Triad. Triad system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support. Management believes its service organization represents a major competitive advantage.

     Hardware Maintenance and Software Support. Triad typically provides a limited warranty on its systems. Triad also sells a variety of post-sale support programs through its system support agreements, including preventive and remedial maintenance, hardware engineering modifications and daily system operating support by phone. Triad's customers can call the Company's Advice Line service giving them access to trained personnel able to perform on-line diagnostics or to dispatch field engineers if on-site service is necessary.

     Virtually all new system customers enter into system support agreements at the time of purchase and most retain such service agreements as long as they own the system. Monthly domestic fees vary with system size. At September 30, 1996, the Company had 181 field engineers and managers, and 73 customer education representatives (CERs) and managers in 115 domestic and 17 foreign field service offices.

     Customer Training. Customer training is offered in Triad facilities, including 42 education centers nationwide. The Company also provides on-site training for new and existing customers. In addition to training in system operations and software enhancements, Triad offers seminars and workshops to assist customers in understanding the capabilities of their systems.

     Pre-Delivery Services and Installation. Triad's sales representatives provide a number of pre-delivery services to Triad's customers, including a cost-justification analysis, visits to current Triad users, site planning and preparation, training for management and employees and installation planning. Triad's Zapstart product pre-loads an individual automotive customer's inventory, pricing and parts applications data into its Triad system upon installation, saving customers significant data-entry time. The Company also offers hardware retailers a similar capability to pre-load inventory files provided by certain cooperatives or distributors.
Marketing and Sales

     The Company markets its automotive and hardlines products and services through a 225-person direct sales organization as of September 30, 1996.
The Company's products and services are marketed through direct sales calls, telephone sales and by system demonstrations in customer facilities or in Company sales offices. Sales prospects are generated by telemarketing, customer referrals, trade publication advertising and trade show demonstrations. Triad's national accounts sales force solicits endorsements and other marketing arrangements with regional and national associations, distributors and cooperatives.

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

      The Company began marketing certain products and services in the Automotive Aftermarket in the United Kingdom and Canada in the early 1980s. Marketing efforts were expanded to Ireland through the United Kingdom subsidiary in 1989 and France in 1996. In 1995 the Company began selling the Hardlines and Lumber product in Canada. Sales in foreign countries are generally priced in local currencies and are therefore subject to currency exchange fluctuations.

     For the years ended September 30, 1994, 1995 and 1996, no customer other than Triad Systems Financial Corporation ("Triad Financial"), accounted for 10% or more of Triad's revenues, and no end user accounted for more than 10% of Triad's revenues. Historically, the Company's business has been seasonal, with the Company generally experiencing a decline in revenues in the first quarter of each year from the final quarter of the preceding year, with revenues usually building as the year progresses.

Triad Systems Financial Corporation

     Triad formed Triad Systems Financial Corporation in August 1978 to provide lease financing to the Company's customers. Leases are full-payout, noncancellable leases with terms from one to six years. Triad Financial provided lease financing for approximately 65% of domestic business systems sales in the year ended September 30, 1996.

     The Company believes that its ability to offer lease financing to its customers through Triad Financial shortens the sales cycle and provides a competitive advantage in marketing Triad products. From its inception through September 30, 1996, Triad Financial purchased and leased
$564 million of Triad equipment, including $39 million during fiscal 1996. Triad Financial also provides lease financing to independent third parties in the markets that Triad serves, and since 1984 has financed $70 million under these programs, including $18 million in 1996. It is actively pursuing additional third party opportunities.

     Triad Financial discounts most of its lease receivables on either a full or limited recourse basis to banks and lending institutions under discounting agreements. Under the agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment for discounted leases. The contingent liability for losses was $25.9 million at September 30, 1996. The discounting agreements provide for limited recourse of up to 15% or full recourse at 100% of discounted proceeds, depending on the credit risk associated with specific leases. At September 30, 1996, the Company had $16 million invested in its lease portfolio and, if needed, maintains discounting lines to sufficiently liquidate the principal of this investment into cash.

     The discounting agreements contain restrictive covenants that must be maintained in order to discount. In the event of non-compliance, the banks and lending institutions could assume administrative control of the lease portfolio and could prohibit further discounting under the available credit facilities. The most restrictive covenant requires that both Triad and Triad Financial be profitable every quarter. The Company failed to meet this covenant at June 30, 1996, and received a waiver. At September 30, 1996, the Company is in compliance with the restrictive covenants. Under the terms of an operating and support agreement with Triad Financial, the Company is obligated, if required, to make equity contributions or subordinated loans to enable Triad Financial to fulfill its obligations under the equipment financing agreements.

Product Development

     Triad's newest products are based on open systems design architecture. This allows the use of latest technology hardware and industry standard software for rapid development of products and services. Triad typically integrates its application software with industry standard operating systems and hardware platforms. Triad uses its system integration expertise to deliver reliable systems with the appropriate performance and scalability for future enhancements. The open design environment allows the Company to focus its development efforts on applications that provide business solutions for each market segment and custom design when current technology does not offer a solution. During 1994, 1995 and 1996, Triad's respective product development expenditures including capitalized costs were $11.2 million, $11.1 million and $11.9 million.

     The Company capitalized $3.1 million, $2.9 million and $3.5 million of software development costs in 1994, 1995 and 1996, respectively. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally over a three, five or seven year period, or a cost per unit sold basis. During 1996, the Company repositioned certain products within the Automotive Aftermarket and wrote off $7,500,000 in capitalized costs for Triad Prism.

     At September 30, 1996, the Company employed 128 persons in product development. Separate teams of Company analysts and programmers are dedicated to each of the Company's markets. Common hardware and operating system expertise provides support to each market-oriented development team. In addition, Triad uses industry-specific advisory councils, representing a cross-section of its customers, to review its development plans and give advice on software applications features and priorities as they relate to their automation needs.

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

     Purchased parts and standard assemblies normally account for approximately 96% of hardware overhead cost, with subassembly, assembly and test costs representing the balance. The Company had 45 manufacturing employees at September 30, 1996. Standard systems are typically shipped in the same quarter the orders are received. The backlog of orders is not a significant factor in understanding the Company's business.

     Most of the components and peripherals used in the Company's systems are available from a number of different suppliers, although the Company generally purchases such major items as peripherals from a single source of supply. The Company believes that alternative sources could be developed, if required, without significant disruption or delay of shipments.

Product Protection

     Triad regards its software and databases as proprietary and attempts to protect them with copyrights, trade secret law and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company considers to be a trade secret.

     Triad has obtained licenses from various sources covering operating systems, utilities and applications programs and databases used in its current and future products. The Company is not aware that the manufacture and sale of its current hardware, software and database products requires any licenses from others not already secured. Triad has three patents pending and may seek additional patent protection related to new hardware or software products as appropriate.

Competition

     Triad experiences competition for its applications software and database products from a variety of firms, ranging from small, independent applications software producers to partnerships of the largest software producers, information services and computer systems suppliers. Some of Triad's competitors customize general-purpose business management software and market it for use on industry-standard hardware. The Company also faces competition in both the Automotive Aftermarket and Hardlines and Lumber segments from large distributors and large cooperatives that market computer systems to their members. Competition for the Company's higher-priced warehouse systems and database products comes from both customers developing their own systems in-house, and from large, well-established businesses that offer general-purpose business computers and custom programming. Entry into the markets for the Company's products is not unusually difficult, and new competition is expected from traditional suppliers of systems to retailers, from parts manufacturers and from others.

     The Company believes that the key competitive factors in each of the Company's markets are information management capability, product features and functions, quality and quantity of data, price, ease of use, reliability, technical support, customer service and financing. The Company believes that it operates in a highly competitive environment, marked by a significant consolidation among its traditional customer base. Triad is developing new products and improvements to meet these competitive challenges.

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

     Triad, in compliance with the Hart-Scott-Rodino antitrust Improvements Act, notified the Federal Trade Commission (FTC) and Department of Justice of the pending tender offer for shares by Hicks, Muse, Tate & Furst Incorporated. See "SUBSEQUENT EVENT - Execution of Merger Agreement." The FTC has since initiated a review of the transaction. The parties do not believe the transaction raises any competitive concerns and are cooperating fully in this review.

Employees

     At September 30, 1996, Triad had 1,503 full-time employees. Persons with programming skills and experience are in great demand in the information management industry. The loss of a substantial number of these personnel, or an inability in the future to obtain sufficient additional qualified personnel, would have an adverse effect on the Company's business. The Company considers its employee relations good and is not party to any collective bargaining agreements.

Subsequent Event - Execution of Merger Agreement

     On October 17, 1996, the Company signed a definitive merger agreement with Cooperative Computing, Inc., a Texas corporation ("CCI"), under which CCI Acquisition Corp. ("CAC"), a Delaware corporation jointly owned by CCI and Hicks, Muse, Tate & Furst Incorporated, a private investment firm located in Dallas, Texas, would acquire the Company.

     Pursuant to the terms of the merger agreement, CAC commenced a cash tender offer for all outstanding shares of the Company at a price of $9.25 per share on October 23, 1996. The tender offer, which was to have expired at 12:00 Midnight, New York City time, November 20, 1996, has been extended until 12:00 midnight, New York City time, on Friday, January 3, 1997. When the tender offer is completed, it will be followed by a merger transaction, in which any shares of the Company's common stock that remain outstanding after the tender offer will be exchanged for cash at the same price as the tender offer price. The tender offer is not expected to be completed until the Federal Trade Commission completes its currently pending review of the transaction and certain other conditions to closing are satisfied.
In addition to the cash consideration to be received by the Company's shareholders pursuant to the tender offer or the merger transaction, the merger agreement provides that the Company's shareholders of record immediately prior to the consummation of the tender offer will receive a dividend consisting of their pro rata share of the equity of a newly formed company whose assets will consist of all the Company's owned real property located in Livermore, California, including its corporate headquarters buildings and land held for sale in the Triad Park development in Livermore. The spun-off real estate entity, which the Company expects to be a public company, will assume all the indebtedness currently secured by the spun-off real estate and will lease the corporate headquarters buildings to the Company's post merger successor. Over time, the real estate entity is expected to liquidate its real estate portfolio, with proceeds used to pay expenses (including taxes), repay secured debt and distribute any remaining proceeds to its equity holders. The Company's ability to market this property is dependent upon interest rates, general economic and market conditions, the prospective purchaser's ability to develop the property and the purchaser's ability to obtain a variety of governmental approvals, none of which is assured and all of which are subject to objections from the public.

Item 2. Properties

     The Company owns substantially all of its real property and the equipment used in its business. Corporate headquarters is located on a portion of its Livermore, California properties. Operations are consolidated in three buildings aggregating 220,000 square feet. Title to the headquarters buildings and the land on which they sit is held by a wholly owned subsidiary of the Company, which leases the premises to the Company for approximately $209,000 per month. The property and the lease are pledged as security on a 15-year term loan made by an insurance company to the subsidiary in the principal amount of $15.5 million with an initial interest rate of 97/8% that may be adjusted at the option of the lender in 1998.

     At September 30, 1996, the Company was leasing sales and service space in 116 cities in the United States and 16 foreign sites.

     In 1984, the Company purchased Triad Park, an aggregate of 398 contiguous acres in the City of Livermore, for a total purchase price of $15.8 million. The Company subsequently reconveyed approximately 10 acres of Triad Park to the sellers under the terms of the original purchase agreement. Since 1984, the Company has also conveyed approximately 12.8 acres to Livermore for roadways which Triad developed in Triad Park. A portion of Triad Park consisting of 110 acres is zoned "open space" and currently may only be used for agricultural purposes.

     The Company sold an aggregate of 59.1 acres of Triad Park from fiscal years 1987 through 1996 for $11.3 million and as of September 30, 1996, intended to market 161.1 acres of Triad Park for resale during the next several years. During first quarter 1997, the Company decided to sell an additional 36 acres previously classified in Property, Plant and Equipment. Approximately 14.6 acres of property have been rezoned for retail use,
28.1 acres for residential, 25.4 acres for retail or industrial use and the balance of the property is zoned for research and development purposes. As part of this rezoning process, the Company entered into an agreement with the City of Livermore canceling the former development agreement for the Triad Park and eliminating any further obligations by the Triad Park owners, including Triad, to construct or participate in any assessment district to fund construction of two freeway interchanges and a water storage facility. However, all future construction in the Triad Park will require payment to the City of its current traffic impact fees required in connection with issuance of building permits.

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

     The liens of the assessment district and community facilities district securing those bonds is segregated on a pro rata basis among all developable parcels of Triad Park and thus, except with respect to parcels retained by Triad for its own use, will be assumed by buyers of individual parcels. Principal and interest payments are required to be made by Triad (or by subsequent purchasers of parcels of Triad Park) as additional bonds up to the $17 million authorized are sold. With respect to $9.6 million in assessments outstanding, the Company made $864,000 in interest payments on the bonds in fiscal 1994, $832,000 in fiscal 1995 and $816,000 in fiscal 1996.

     The Company intends to sell those portions of the Livermore acreage which are in excess of the Company's long-term facilities requirements.

Item 3. Legal Proceedings

     See "Item 1-Litigation."

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

Item E.O.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Executive Officers and Operating Management as of
December 15, 1996 are as follows:
Name                    Age     Position
----                    ---     --------
James R. Porter         61      President, Chief Executive Officer, and
				Director
Shane Gorman            53      Executive Vice President, Automotive Operations
Chad A. Schneller       55      Vice President, Hardlines and Lumber Operations
Stanley F. Marquis      53      Vice President, Finance, Chief Financial
				Officer, Corporate Secretary and Treasurer;
				President, Triad Systems Financial Corporation
Dan F. Dent             49      Vice President and General Manager, Customer
				Support Services Division
Thomas A. King          52      Vice President, Product Development and
				Manufacturing
M. Edward Molkenbuhr    49      Vice President and General Manager, Service
				Dealer Division
Thomas J. O'Malley      61      Vice President, Administration
Bruce M. Blanco         47      Corporate Controller and General Manager,
				Triad Systems Financial Corporation
Patrick J. Bormann      40      General Manager, Automotive Distributor Systems

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

     Mr. Stanley F. Marquis joined the Company in January 1980 as Director of Triad Systems Financial Corporation. In August 1983, he was elected President, Triad Systems Financial Corporation and in September 1987, he was elected Treasurer of Triad. In December 1994, he was promoted to Vice President, Finance, Chief Financial Officer and became Corporate Secretary.

     Mr. Dan F. Dent joined the Company in January 1993 as Director of Field Operations and became General Manager, Customer Support Services Division in October 1994. He was promoted as Vice President and General Manager, Customer Support Services Division in October 1995. Prior to joining Triad, he was Vice President, Customer Support Services at Ultimate from July 1991 to December 1992.

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

     Mr. Thomas J. O'Malley joined the Company in January 1981 as Director of Administration and was elected Vice President, Administration in August 1983.

     Mr. Bruce M. Blanco joined the Company in April 1984 as Financial Manager of Triad Systems Financial Corporation. In January 1985, he was promoted to Revenue Systems Manager. He has been the Controller since May 1988. In
October 1996, he assumed the responsibilities of General Manager of Triad Systems Financial Corporation.

     Mr. Patrick J. Bormann joined the Company in September 1978 as a Marketing Applications Representative and has progressed through a series of sales, support, marketing and customer service assignments. In February 1991, he assumed complete responsibility for Warehouse Systems operations and was promoted to General Manager in October 1995. In October 1996, he was promoted to General Manager, Automotive Distributor Systems.

     Officers serve at the discretion of the Board of Directors. There is no understanding between any of the Company's officers and any other person pursuant to which such officer is or was to be selected.


Part II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Triad common stock is traded on the over-the-counter market under the NASDAQ National Market System symbol TRSC. As of September 30, 1996, there were 1,245 record holders of the Company's common stock. Below are the quoted prices for the stock's high and low sales prices:


FY 1996                  High                     Low
-----------------------------------------------------------------
First Quarter          $ 6 3/8                 $ 5 1/4
Second Quarter           6 3/4                   5 1/2
Third Quarter            6 7/8                   5 1/4
Fourth Quarter           6 5/8                   4 3/4

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

Item 6. Selected Financial Data

For the Years Ended September 30
-----------------------------------------------------------------------------
(Amounts in thousands except
per share and employee data)     1996      1995      1994      1993      1992
-----------------------------------------------------------------------------
Statements of Income Data

Revenues
 Systems                     $ 70,090    73,312    72,910    64,069    63,820
 Customer support services     64,148    62,429    59,733    59,509    61,063
 Information services          31,792    28,092    24,436    20,586    18,127
 Finance                        9,646    11,244    10,199     8,654     9,562
-----------------------------------------------------------------------------
 Total revenues              $175,676  $175,077  $167,278  $152,818  $152,572

Market revenues
 Automotive                  $101,182  $112,223  $112,750  $102,484  $104,957
 Hardlines and lumber          69,757    56,255    50,229    47,506    43,553
 Other                          4,737     6,599     4,299     2,828     4,062
-----------------------------------------------------------------------------
Total revenues               $175,676  $175,077  $167,278  $152,818  $152,572

Gross margins
 Automotive                     46.4%     51.4%     50.4%     49.8%     50.7%
 Hardlines and lumber           49.4%     50.9%     49.7%     50.2%     45.4%
 Total gross margins            46.6%     49.4%     49.3%     49.4%     48.7%

Operating income             $  5,533  $ 20,532  $ 19,361  $ 15,822  $ 18,013
Gain from sale of land          1,194         -         -       652         -
Income before extraordinary
  charge                        1,559     8,426     7,379     5,065     3,520
Net income                      1,182     8,030     7,236     5,065     2,097
Primary earnings per share
 Income before extraordinary
  charge                     $    .09  $    .48  $    .43  $    .31  $    .27
 Net income                       .07       .46       .42       .31       .17
Fully diluted earnings per
share
 Income before extraordinary
   charge                         .09       .48       .43       .30       .27
 Net income                       .07       .45       .42       .30       .17

Balance Sheet Data

Total assets                 $139,753  $132,709  $136,363  $131,379  $124,175
Total debt                     55,913    55,609    63,406    72,352    71,896
Stockholders' equity
 (deficit)                     16,787    14,221    12,141     3,114    (2,649)

Other Data

Net income as a percent
of revenue                       0.7%      4.6%      4.3%      3.3%      1.4%
Return on assets                 1.1%      6.3%      5.5%      4.0%      2.8%
Product development costs
 Capitalized software        $  3,465  $  2,930  $  3,142  $  2,840  $  3,347
 Product development expense    8,414     8,136     8,022     8,118     7,483
-----------------------------------------------------------------------------
Total product development
 costs                       $ 11,879  $ 11,066  $ 11,164  $ 10,958  $ 10,830

Capital expenditures         $  2,931  $  2,819  $  3,416  $  3,029  $  3,116
Depreciation and amortization   8,704     8,793     8,087     8,423     9,912

Number of employees             1,503     1,453     1,449     1,391     1,409
Common shares outstanding      17,749    17,370    13,626    12,484    11,710


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for fiscal 1996 of $175.7 million increased slightly over 1995 revenues of $175.1, which were 5% above the $167.3 million of 1994. Gross profit of $81.9 million declined 5% or $4.7 million from 1995, while increasing 5% or $4.1 million over 1994.

     A restructuring charge of $9.0 million, related to an Automotive product issue and realignment of Automotive Aftermarket operations, was included in the 1996 operating profit of $5.5 million compared to operating income of $20.5 million in 1995 and $19.4 million in 1994.

     Net income was $1.2 million in 1996 compared with $8.0 million in 1995 and $7.2 million in 1994. Net income in 1996 reflected the $9.0 million restructuring charge, proceeds from the sale of the Company's investment in the Alldata Corporation of $1.8 million, the sale of four parcels in Triad Park for $1.1 million and a net charge of $.4 million after taxes related to the refinancing of debt. Net income in 1995 and 1994 also reflected a net charge of $.4 million and $.1 million after taxes, respectively, also related to the early retirement of debt.

     Fully diluted earnings per share were 7 cents in 1996, 45 cents in 1995 and 42 cents in 1994.

Automotive Aftermarket Revenues

     The Automotive Aftermarket consists of manufacturers, warehouse distributors, parts stores and independent and chain repair outlets. Revenues are primarily derived from the sale and financing of systems and information and support services related to those systems. Automotive Aftermarket revenues of $101.2 million were 10% below 1995 revenues of $112.2 million. Revenues in 1995 remained relatively consistent with 1994. Systems sales in 1996 decreased 22% to $31.6 million from $40.7 million in 1995, a decline of 9% from $44.7 million in 1994. In 1995, the Company's jobber system sales were affected by the implementation of a controlled rollout of the second phase of the Triad Prism(R) product due to certain software-related problems. In the third quarter of 1996, recognizing slower than anticipated aftermarket acceptance of the Triad Prism system and its product performance issues, management:

  - Reduced and repositioned the automotive product line to more closely match the configuration of the aftermarket while decreasing the complexity and costs associated with a broader product line. The Triad Prism system remains a contributing member of the automotive product line, marketed to a specific segment of the aftermarket.

  - Resized the automotive sales force and management structure to reflect aftermarket changes and current sales.

  - Initiated a review of the research and development spending process to ensure that ongoing spending is a profitable investment for Triad stockholders. As a result, a restructuring charge of $9.0 million was recorded for the third quarter of 1996.

     As part of the restructuring, there was an increased focus on the large account segment that resulted in record systems revenue of $9.5 million, an increase of 34% from $7.1 in 1995.

     Customer support revenues were down $2.5 million to $34.2 million in 1996 from $36.7 million in 1995. Revenues decreased by $.5 million in 1995 from 1994 revenues of $37.2 million The 1995 decline was attributed to a reduction in the customer base as well as shifting customers to lower priced service options and more reliable product technology The 1996 decline was related to lower-than-planned new automotive systems sales and a reduction of the customer base due to continuing consolidation within the aftermarket.

     Information services revenues grew 10% to $29.5 million in 1996 which was 13% greater than 1994. Customers utilizing Triad's information products increased in 1996, 1995 and 1994. In addition, national automotive chain customers began subscribing during 1994. MarketPACE point of sale (POS) operation continues to develop. These emerging businesses inter-relate with the Company's products and other services from manufacturers to end-users. Triad Systems Financial Corporation ("Triad Financial", a wholly-owned subsidiary) revenues were $5.9 million in 1996, down 27% or $2.1 million from 1995. Finance revenues for 1995 were $8.0 million, up 14% or $1.0 million over 1994. The decline in 1996 was due mainly to a lower-earning portfolio and lower discounting yields related to rising interest rates.

Hardlines & Lumber Market Revenues

     The Hardlines & Lumber Market consists of manufacturers, hardware stores, home centers, lumber and building supply outlets and paint and decorating centers. Revenues increased by 24% or $13.5 million to $69.8 million from 1995 to 1996 and increased 12% or $6.0 million to $56.3 million from 1994 to 1995. Contributing to the overall increase in revenues was the Company's acquisition of Computer System Dynamics (CSD) in June 1996. (See the
Liquidity and Capital Resources section.)

     Systems revenues increased $7.2 million to $36.4 million for 1996 and $3.0 million to $29.2 million for 1995. Triad continues to become more closely affiliated with major co-ops and wholesale distributors and this activity is reflected in the revenue growth from 1994 to 1996.

     Customer support revenues increased 21% to $27.3 million in 1996 and 11% to $22.6 million in 1995. This growth is a direct result of increases in the customer base.

     Information services revenues increased to $2.3 million in 1996 compared to $1.3 million in 1995 and $.6 million in 1994. Triad's Vista point of sale
(POS) services continue to contribute to this growth as its customer base expands.

     Triad Systems Financial Corporation revenues were fairly consistent from 1994 to 1996.

Gross Margin

     Gross margins for the Automotive Aftermarket of 46% declined 5% from 1995 and increased slightly from 1994 to 1995. The 1996 decline was due primarily to higher Triad Prism system returns and the cost of shifting customers to lower margin products. Also contributing was a change in the product mix, along with a higher percentage of fixed costs. Gross margins for the Hardlines and Lumber Market have remained relatively consistent at 49% in 1996, 51% in 1995 and 50% in 1994.

Consolidated Expenses and Other Income

     Marketing expense of $48.7 million increased slightly as a percentage of revenue over the prior year due to an increase in lease loss reserves in the automotive aftermarket. In 1995, marketing expense of $46.9 million also increased slightly as a percentage of revenues over 1994 due to an increase in the sales force and continued investment in the Automotive and Hardlines and Lumber markets.

     Product development expenses, after capitalization of software development, were $8.4 million in 1996, $8.1 million in 1995 and $8.0 million in 1994. As a percentage of revenue, product development expense remained consistent at 5% over the three years.

     General, administrative and other operating expenses decreased 6.7% to $10.2 million and decreased in 1995 compared to 1994 by 1.1% from $11.0 million. The 1996 cost reflects reduced litigation expenses, initiated by the Company to protect its intellectual property rights, along with containment of operating costs.

     The restructuring charge of $9.0 million included a $7.5 million write-off relating to the Triad Prism system software the Company had previously capitalized, along with $1.0 million in reserves for related product issues. Also included was $.5 million in costs associated with the realignment of aftermarket sales and support personnel to address increasing aftermarket consolidation.

     Interest and other expense decreased by $1.0 million to $5.9 million in 1996 and by $.5 million to $6.9 million in 1995 compared to 1994. In the fourth quarter of 1995, the Company retired $3.8 million and refinanced $11.8 million in floating rate notes at a lower interest cost, which is reflected in the interest decrease in 1996. The Company's retirement of debt also contributed to the decline in interest expense in 1995 and 1994.

     Other income of $2.9 million in 1996 consisted of the sale of marketable securities and land held for resale. The Company realized $1.8 million in income related to the sale of its investment in AllData Corporation, an automotive database marketer that was purchased by Autozone in March 1996.
In September 1996, the Company recognized a gain of $1.1 million in the sale of 25 acres of land held for resale. The Company sold an 11-acre parcel to Lincoln Properties Company, which plans to erect an office and research and development building, a 9.2-acre parcel to HHH Investment and Supply
Company, which plans to house dental laboratories, a 1.8-acre parcel to D'Ambrosio Brothers Investment Company, which plans to build a restaurant and a 3.4-acre parcel to Tri-Valley Office Limited Partnership, which plans to erect an office building.

     In July of 1996, $10.1 million of senior fixed-rate notes were retired early. This generated an extraordinary charge of $377,000 ($.02 per share) that included a premium of $379,000, unamortized debt costs of $229,000, less taxes of $231,000.

Subsequent Event

     On October 17, 1996, the Company signed a definitive merger agreement with Cooperative Computing, Inc. ("CCI"), a Texas corporation, under which CCI Acquisition Corp. ("CAC"), a Delaware corporation jointly owned by CCI and Hicks, Muse, Tate & Furst Incorporated, a private investment firm located in Dallas, Texas, would acquire the Company. Pursuant to the terms of the merger agreement, CAC commenced a cash tender offer for all outstanding shares of the Company at a price of $9.25 per share on October 23, 1996. The tender offer, which was to have expired at 12:00 Midnight, New York City time, November 20, 1996, has been extended until 12:00 midnight, New York City time, on Friday, January 3, 1997. When the tender offer is completed, it will be followed by a merger transaction, in which any shares of the Company's common stock that remain outstanding after the tender offer will be exchanged for cash at the same price as the tender offer price. The tender offer is not expected to be completed until the Federal Trade Commission completes its currently pending review of the transaction and certain other conditions to closing are satisfied.

     In addition to the cash consideration to be received by the Company's shareholders pursuant to the tender offer or the merger transaction, the merger agreement provides that the Company's shareholders of record immediately prior to the consummation of the tender offer will receive a dividend consisting of their pro rata share of the equity of a newly formed company whose assets will consist of all the Company's owned real property located in Livermore, California, including its corporate headquarters buildings and land held for sale in the Triad Park development in Livermore. The spun-off real estate entity, which the Company expects to be a public company, will assume all the indebtedness currently secured by the spun-off real estate and will lease the corporate headquarters buildings to the Company's post merger successor. Over time, the real estate entity is expected to liquidate its real estate portfolio, with proceeds used to pay expenses (including taxes), repay secured debt and distribute any remaining proceeds to its equity holders. The Company's ability to market this property is dependent upon interest rates, general economic and market conditions, the prospective purchaser's ability to develop the property and the purchaser's ability to obtain a variety of governmental approvals, none of which is assured and all of which are subject to objections from the public.

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

Liquidity and Capital Resources

     Management believes available cash resources, primarily generated from operations, marketable securities, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains $26.9 million in a bank line of credit and there were outstanding borrowings of $15.8 million at September 30, 1996.

     Triad Financial financed $42.2 million in Triad equipment during 1996 in addition to $17.7 million in non-Triad equipment through client lease programs. Triad Financial received $73.6 million of proceeds from discounting leases during 1996.

     Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. The Company failed to meet the quarterly profitability covenant in the third quarter and received a waiver of this requirement. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases.

     Capital equipment expenditures, excluding capitalized leases, were $2.9 million during 1996.

     On June 27, 1996, the Company acquired Computer System Dynamics, Inc.
(CSD), a Colorado supplier of systems and software products to the high-end user in the Hardlines and Lumber market. The acquisition expanded Triad's Hardlines and Lumber customer base to more than 5,400 customers with approximately 6,100 locations. The acquisition was accounted for using the purchase method. The purchase includes contingent deferred payment obligations based on attainment of future performance objectives.

     On September 30, 1996, the Company acquired certain assets of Pace Automotive Systems, Ltd., the leading provider of automated information management systems in the Canadian service dealer market. The acquisition expanded the Service Dealers customer base by 1,200 customers.

     During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's shareholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet his respective stock ownership level within a three-to five-year period. All of the current executive officers required to meet the stock ownership target by October 1, 1996 had done so as of September 30, 1996.

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121), which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe that adoption of SFAS No. 121, which will become effective for the Company's fiscal year 1997, will have a material impact on its financial condition or operating results.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures on a pro forma net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal year 1997, and upon adoption, will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.
During June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard establishes consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is reviewing the requirements of this pronouncement and its effect on lease discounting including any administrative organizational changes to insure continued sales accounting treatment for these transactions. SFAS No. 125 will become effective for transactions that the Company enters into after December 31, 1996.


Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income
For the Years Ended September 30

(Amounts in thousands
except per share data)                     1996       1995      1994
---------------------------------------------------------------------
Revenues
 Systems                               $ 70,090   $ 73,312  $ 72,910
 Customer support services               64,148     62,429    59,733
 Information services                    31,792     28,092    24,436
 Finance                                  9,646     11,244    10,199
---------------------------------------------------------------------
   Total revenues                       175,676    175,077   167,278

Cost of sales
 Systems                                 37,544     35,606    34,407
 Services and finance                    56,264     52,903    50,359
---------------------------------------------------------------------
Total cost of sales                      93,808     88,509    84,766

Gross margin                             81,868     86,568    82,512

 Marketing                               48,688     46,929    44,030
 Product development                      8,414      8,136     8,022
 General and administrative              10,233     10,971    11,099
 Restructuring charge                     9,000          -         -
---------------------------------------------------------------------
   Operating expenses                    76,335     66,036    63,151
---------------------------------------------------------------------
   Operating income                       5,533     20,532    19,361

 Interest and other expense               5,944      6,941     7,459
 Other income                             2,926          -         -
---------------------------------------------------------------------
   Income before income taxes and
    extraordinary charge                  2,515     13,591    11,902

Provision for income taxes                  956      5,165     4,523
---------------------------------------------------------------------
   Income before extraordinary
    charge                                1,559      8,426     7,379

Extraordinary charge on repurchase
 of debt, net of taxes                      377        396       143
---------------------------------------------------------------------
   Net income                          $  1,182   $  8,030  $  7,236
=====================================================================

Earnings per share
 Primary
  Income before extraordinary charge   $    .09   $    .48  $    .43
  Net income                                .07        .46       .42
  Weighted average shares                17,570     17,774    17,418
 Fully diluted
  Income before extraordinary charge   $    .09   $    .48  $    .43
  Net income                                .07        .45       .42
  Weighted average shares                17,570     17,973    17,421
=====================================================================

The accompanying notes are an integral part of these financial statements.


Consolidated Balance Sheets
September 30
(Amounts in thousands
except share data)                         1996       1995
---------------------------------------------------------------------

Assets
Current assets
 Cash and equivalents                  $  7,652   $  7,263
 Trade accounts receivable               17,746     13,175
 Investment in leases                     1,635      2,001
 Inventories                              5,799      5,636
 Prepaid expenses and other
  current assets                          8,551      6,702
---------------------------------------------------------------------
   Current assets                        41,383     34,777

Service parts                             3,273      3,316
Property, plant and equipment            26,887     27,017
Long-term investment in leases           14,380     16,540
Land for resale                          22,850     25,250
Capitalized software and
 intangible assets                       21,312     16,222
Other assets                              9,668      9,587
---------------------------------------------------------------------
   Assets                              $139,753   $132,709
=====================================================================

Liabilities
Current liabilities
 Notes payable and current portion
  of long-term debt                    $ 25,990   $  3,032
 Accounts payable                        10,590      9,373
 Accrued employee compensation            8,275      7,908
 Deferred income taxes                    2,701      3,338
 Other current liabilities and
  accrued expenses                       10,968      9,695
---------------------------------------------------------------------
   Current liabilities                   58,524     33,346

Long-term debt                           29,923     52,577
Deferred income taxes                    27,656     26,176
Other liabilities                         6,863      6,389
---------------------------------------------------------------------
   Liabilities                          122,966    118,488
---------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
Common stock
 $.001 par value; authorized
  50,000,000 shares;
  issued 18,394,000 shares at
  September 30, 1996 and
  17,969,000 shares at
  September 30, 1995                         18         18
Treasury stock
 645,000 shares at September 30, 1996
 and 599,000 shares at
 September 30, 1995                      (3,478)    (3,204)
Capital in excess of par value           29,954     28,201
Accumulated deficit                      (9,707)   (10,794)
---------------------------------------------------------------------
   Stockholders' equity                  16,787     14,221
---------------------------------------------------------------------
   Liabilities and stockholders'
    equity                             $139,753   $132,709
=====================================================================

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
For the Years Ended September 30
(Amounts in thousands)                     1996       1995      1994
---------------------------------------------------------------------

Cash flows from operating activities
 Income before extraordinary charge    $  1,559   $  8,426   $ 7,379
 Adjustments to reconcile income
  before extraordinary charge
  to net cash provided by operating
  activities
  Extraordinary charge on repurchase
  of debt, net of taxes                    (377)      (396)     (143)
  Depreciation and amortization           8,704      8,793     8,087
  Receivable and inventory loss
  provisions                             10,956      8,271     8,264
  Restructuring charge                    9,000          -         -
  Gains from lease discounting           (6,981)    (7,585)   (5,923)
  Gain on sale of marketable security    (1,779)         -         -
  Gain from sale of land                 (1,194)         -         -
  Other                                  (3,395)       876     1,710
  Changes in assets and liabilities
   Trade accounts receivable             (6,525)    (2,138)   (6,548)
   Investment in leases                   6,637     13,607     6,233
   Inventories                              (49)      (207)     (991)
   Deferred income taxes                    559      1,349     3,401
   Prepaid expenses and other
   current assets                        (1,277)      (634)   (1,512)
   Accounts payable                         448        433      (764)
   Accrued employee compensation            127       (182)      742
   Other current liabilities and
   accrued expenses                        (969)      (494)      513
---------------------------------------------------------------------
    Net cash provided from operating
    activities                           15,444     30,119    20,448
---------------------------------------------------------------------
Cash flows from investing activities
 Investment in property, plant and
 equipment                               (2,931)    (2,819)   (3,416)
 Capitalized software and databases      (8,452)    (7,043)   (5,282)
 Investment in service parts             (1,041)    (1,887)   (1,195)
 Proceeds from the sale of land           3,523          -         -
 Acquisition of businesses               (4,054)         -         -
 Sale of marketable securities            2,321          -         -
 Other                                   (1,065)    (1,116)   (2,166)
---------------------------------------------------------------------
    Net cash used in investing
    activities                          (11,699)   (12,865)  (12,059)
---------------------------------------------------------------------
Cash flows from financing activities
 Issuance of debt                        53,924     53,391    40,560
 Repayment of debt                      (58,668)   (62,718)  (50,536)
 Redemption of preferred stock                -    (10,000)        -
 Proceeds from sale of common stock       1,662      3,998     2,834
 Dividends paid                               -       (400)     (800)
 Purchase of treasury stock                (274)    (1,878)     (734)
 Other                                        -       (347)        -
---------------------------------------------------------------------
    Net cash used in financing
    activities                           (3,356)   (17,954)   (8,676)
---------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                             389       (700)     (287)
Beginning cash and equivalents            7,263      7,963     8,250
---------------------------------------------------------------------
Ending cash and equivalents            $ 7,652     $ 7,263   $ 7,963
Supplemental disclosures of cash
flow information
Cash paid during the year for
 Interest                              $ 6,058     $ 6,644   $ 7,172
 Income taxes                            1,279         557       881
Noncash investing and financing
activities
 Conversion of preferred stock               -      11,195         -
 Leases capitalized                          -         913       518
 Assessment district refinancing         5,300           -         -
=====================================================================
The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity
For the Years Ended September 30
							  --Number of Shares--
(Amounts in thousands)         1996     1995     1994     1996    1995    1994
------------------------------------------------------------------------------
Cumulative convertible
preferred stock
 Beginning balance          $     0  $    10  $    10        0   1,000   1,000
 Repurchase and conversion        -      (10)       -        -  (1,000)      -
------------------------------------------------------------------------------
Ending balance                    0        0       10        0       0   1,000
------------------------------------------------------------------------------

Common stock
 Beginning balance               18       14       13   17,969  13,896  12,611
 Common stock issuance            -        4        1      425   4,073   1,285
------------------------------------------------------------------------------
 Ending balance                  18       18       14   18,394  17,969  13,896
------------------------------------------------------------------------------

Treasury stock
 Beginning balance           (3,204)  (1,326)    (592)     599     270     127
 Treasury stock purchase       (274)  (1,878)    (734)      46     329     143
------------------------------------------------------------------------------
 Ending balance              (3,478)  (3,204)  (1,326)     645     599     270
------------------------------------------------------------------------------

Capital in excess of par
 Beginning balance           28,201   31,680   27,626
 Preferred stock
 repurchase/conversion            -  (10,079)       -
 Preferred stock
 conversion dividend              -     (151)       -
 Common stock issuance        1,662    4,083    2,833
 Market rate adjustment
 on dividend                      -      435      870
 Tax benefit of options
 exercised                       91    2,233      351
------------------------------------------------------------------------------
 Ending balance              29,954   28,201   31,680
------------------------------------------------------------------------------

Accumulated deficit
 Beginning balance          (10,794) (18,237) (23,943)
 Net income                   1,182    8,030    7,236
 Translation gains (losses)     (95)      97      140
 Preferred stock conversion
 dividend                         -      151        -
 Dividends declared on
 cumulative convertible
 preferred stock                  -     (400)    (800)
 Market rate adjustment
 on dividends                     -     (435)    (870)
------------------------------------------------------------------------------
 Ending balance              (9,707) (10,794) (18,237)
------------------------------------------------------------------------------

Stockholders' equity        $16,787  $14,221  $12,141
==============================================================================
The accompanying notes are an integral part of these financial statements.


		Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies.

Description of Business.

Triad Systems Corporation ("Triad") is a leading provider of business and information management services to the Automotive Aftermarket and the Hardlines and Lumber industry. The Company produces and markets proprietary databases and software products, and designs, develops, assembles, markets, services and leases computer systems. Development and assembly facilities are located in Livermore, California, Denver, Colorado and New Jersey. Principal markets are located in the United States, United Kingdom, Ireland and Canada.

Financial Statement Presentation.

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

Treasury Stock.

Purchases of the Company's common stock are valued at cost.

Debt Costs.

The unamortized costs associated with the issuance of debt instruments are recorded with the associated liability. Amortization is computed according to the interest and is included in interest expense. Upon retirement of remaining principal balances, the associated unamortized costs are reflected in operations.

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

Fair Value of Financial Instruments.

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value. All significant debt obligations either carry variable interest rates and their carrying value is considered to approximate fair value or for the senior fixed rate notes and the mortgage loan payable, the settlement rates which when factored into these instruments approximate fair value.

Use Of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities. It also affects the disclosure of contingent assets and liabilities at the dates of the financial statements along with the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain Risks and Concentrations.

Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company's customers are in the Automotive Aftermarket or the Hardlines and Lumber industry.

Off Balance Sheet Risk.

The Company conducts business on a global basis in several international currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce currency exposures. These contracts principally hedge exposures associated with intercompany product sales denominated in United Kingdom currencies. The Company does not enter into foreign exchange contracts for trading purposes.

Limited and full recourse agreements are maintained with banks and lending institutions under which lease receivables are discounted and removed from the balance sheet. Triad Financial is contingently liable in the event of lessee nonpayment. See Note 3 "Discounting of Lease Receivables."

Foreign Currency Translation.

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

Note 2. Finance Subsidiary.

Triad Financial is a wholly-owned subsidiary that purchases Triad systems and other products and leases those products to third parties under full-payout and direct financing leases. Triad Financial's purchases from Triad were $ 38,731,000 in 1996, $36,984,000 in 1995 and $39,624,000 in
1994. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:

Condensed Combined Balance Sheets
September 30

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------
Assets
Cash                                 $    10         $     5
Net investment in leases              16,015          18,541
Residual value retained on leases
 discounted, less unearned income of
 $7,735 in 1996 and $7,476 in 1995     7,012           6,452
Receivable from parent company        55,243          50,262
Other assets                           3,880           3,652
------------------------------------------------------------------
   Assets                            $82,160         $78,912
==================================================================
Liabilities and Stockholder's Equity
Other liabilities and accrued
 expenses                            $ 8,687         $ 8,367
Deferred income                        2,570           2,337
Debt                                  10,059          13,033
Stockholder's equity                  60,844          55,175
------------------------------------------------------------------
   Liabilities and stockholder's
    equity                           $82,160         $78,912
==================================================================


Condensed Combined Statements of Income
For the Years Ended September 30
(Amounts in thousands)                     1996       1995      1994
---------------------------------------------------------------------

Revenues                                $ 9,646    $11,244   $10,199
Costs and expenses
 Selling and administrative               1,544      1,750     1,949
 Provision for doubtful accounts
 and revaluation charges                  5,897      3,232     2,317
---------------------------------------------------------------------

 Operating income                         2,205      6,262     5,933
Interest expense                            925        132       199
Intercompany income                       7,766      5,678     3,148
---------------------------------------------------------------------
 Income before taxes                      9,046     11,808     8,882
Provision for income taxes                3,413      4,413     3,430
---------------------------------------------------------------------
 Net income                             $ 5,633    $ 7,395   $ 5,452
=====================================================================

Note 3. Discounting of Lease Receivables.

Limited and full recourse agreements are maintained with banks and lending institutions under which available lines were $ 45,885,000 at September 30, 1996. As leases are discounted, a sale is recorded and gains, the difference between proceeds received and the book value of the lease receivables, are reflected in finance revenue. Proceeds from discounting of lease receivables were $73,624,000 in 1996, $73,216,000 in 1995 and $64,044,000 in 1994. A
portion of discounting gains is deferred to offset future administration costs for discounted leases and is amortized over the remaining lease term. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At
September 30, 1996, the contingent liability for discounted leases was $25,855,000. Title to equipment discounted under the agreements is generally pledged as collateral.

The discounting agreements contain restrictive covenants which allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the lease portfolio and could prohibit further discounting under the available credit facilities.

The Company is in compliance with the restrictive covenants, and management believes that it will maintain compliance with such covenants in the foreseeable future. The most restrictive covenant requires that both Triad and Triad Financial be profitable each quarter. In third quarter, 1996, the Company failed to meet this covenant and received the appropriate waiver. Under the terms of an operating and support agreement with the finance subsidiary, Triad is obligated, if necessary, to make equity contributions or subordinated loans to enable Triad Financial to fulfill its obligations under the agreements.

Note 4. Trade Accounts Receivable.

Trade accounts receivable at September 30, 1996 and 1995 include allowances for doubtful accounts of $1,980,000 and $1,420,000, respectively.

Note 5. Business Combination.

On June 27, 1996, the Company acquired Computer System Dynamics, Inc. (CSD), a supplier of systems and software products to the lumber and building materials segment of the Hardlines and Lumber market.

The acquisition was accounted for as a purchase. The purchase price was $8,500,000 with additional future obligations contingent upon CSD's attainment of certain performance objectives. The fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair market values. Of the $6,000,000 recorded as intangibles, $3,700,000 was goodwill and $2,300,000 million was purchased technology and the customer base. The intangibles will be amortized on a straight-line basis over seven years. The results of operations of the acquired business were included from the acquisition date through September 30, 1996.

Note 6. Inventories.

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------
Purchased parts                      $ 2,233         $ 2,189
Work in process                           12             391
Finished goods                         3,554           3,056
------------------------------------------------------------------
Total inventories                    $ 5,799         $ 5,636
==================================================================

Note 7. Service Parts.

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------
Service parts                        $10,154         $10,980
Less accumulated depreciation          6,881           7,664
------------------------------------------------------------------
Total service parts                  $ 3,273         $ 3,316
==================================================================

Note 8. Property, Plant and Equipment.

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------

Furniture and equipment               $24,928        $21,269
Field service and demonstration
 equipment                             12,949         12,519
Buildings and leasehold improvements   17,421         17,210
------------------------------------------------------------------
				       55,298         50,998
Less accumulated depreciation
 and amortization                      35,198         30,768
------------------------------------------------------------------
				       20,100         20,230
Land                                    6,787          6,787
------------------------------------------------------------------
Total property, plant and equipment   $26,887        $27,017
==================================================================

Note 9. Investment in Leases.

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------
Total minimum lease payments
 receivable                          $12,469         $17,226
Allowance for doubtful accounts         (222)           (233)
Initial direct costs                     216             287
Estimated unguaranteed
 residual value                          882           1,211
------------------------------------------------------------------
Gross investment in leases            13,345          18,491
Unearned income                       (3,561)         (5,456)
Leases pending acceptance              6,231           5,506
------------------------------------------------------------------
Total investment in leases            16,015          18,541
------------------------------------------------------------------
Short-term investment in leases        1,635           2,001
Long-term investment in leases       $14,380         $16,540
==================================================================

Historically, a substantial portion of the lease receivables are discounted prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. Most of Triad
Financial's customers are in the Automotive Aftermarket and the Hardlines and Lumber industry.

Note 10. Capitalized Software.

(Amounts in thousands)                  1996            1995            1994
-----------------------------------------------------------------------------

Beginning balance                    $ 9,127         $ 8,114         $ 7,263
Restructuring charge                  (7,500)              -               -
Acquisition of Assets                    677               -               -
Capitalized software costs             3,465           2,930           3,142
Amortization of software costs        (1,370)         (1,917)         (2,291)
-----------------------------------------------------------------------------
Ending balance                       $ 4,399         $ 9,127         $ 8,114
=============================================================================

Note 11. Land for Resale.

Triad currently holds 161.1 acres in Livermore, California that it intends to sell over a period of years. During first quarter of 1997 an additional 36 acres was reclassified from Property, Plant and Equipment to Land for Resale. Gains from the sale of land amounting to $1,194,000 in 1996 are included as other income.

Note 12. Savings and Investment Plan.

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

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 4% of compensation contributed by each employee and the deferred amount cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1,005,000 in 1996, $985,000 in 1995 and $933,000 in 1994.

Note 13. Debt.

(Amounts in thousands)                  1996            1995
------------------------------------------------------------------

12.25% senior fixed rate notes,
 due in 1999                         $ 9,200         $19,300

Line of credit                        15,800               -

Warehousing credit agreement          10,000          11,916

Mortgage loan payable, bearing
 interest at 9.9%, and maturing
 through 2003                         10,001          10,946

Assessment district improvement
 bonds, bearing interest at rates
 ranging from 4.75% to 7.25%, and
 maturing through 2014
  Land for operations                  1,453           2,432
  Land for resale                      8,153           8,500

Other, bearing interest at rates
 ranging from 7% to 12%,
 and maturing through 1998             1,612           3,290

Unamortized debt issuance costs         (306)           (775)
------------------------------------------------------------------
Total debt                            55,913          55,609
------------------------------------------------------------------
Short-term debt                       25,990           3,032
Long-term debt                       $29,923         $52,577
==================================================================

The Company retired $10,100,000 of the 12.25% senior fixed rate notes ("fixed rate notes") at 103.75% of principal plus accrued interest in July 1996. The remaining $9,200,000 12.25% fixed rate notes mature in 1999, however, $8,334,000 of principal plus accrued interest is subject to mandatory redemption in August 1997. The balance can be redeemed at the option of the Company beginning in August 1997 at 101% of principal plus accrued interest and at 100% of principal plus accrued interest after August 1998. Interest is payable semiannually.

The Company retired $1.9 million on the Warehouse Credit Agreement during 1996. The term of the original 1995 Warehousing Credit Agreement was a one year revolver with a three year term out option. During October 1996, the revolver was renegotiated and now requires monthly payments of $333,333 starting in April 1997 with the remaining balance due December 1997. Interest on this revolver is the LIBOR rate plus 1.85% (7.35% at September 30, 1996). The collateral for this facility is the non-discounted leases receivables.

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

The Company's $26,875,000 revolving line of credit with a bank bears interest at prime rate plus 0.75% (9% at September 30, 1996), and is collateralized by receivables and inventories. The line of credit commitment decreases by $1,125,000 each quarter through maturity in 1997. Commitment fees are 0.5% on the average unused commitment.

The fixed rate notes and the line of credit agreements contain restrictive covenants regarding payment of dividends, incurrence of additional debt and maintenance of consolidated tangible net worth and certain financial ratios. In the event the Company is unable to meet these covenants, accelerated repayments could be required. At June 30, the Company failed to meet certain credit line covenants which were waived. At September 30, the Company received a waiver on the credit line covenants because of its failure to meet the equity requirements and the current and quick ratios.

Annual maturities of long-term debt for each year from 1997 through 2001 are $26,241,000, $12,946,000, $2,017,000, $2,007,000 and $2,134,000,
respectively.

Accruals for interest expense at the end of 1996 and 1995 were $218,000 and $533,000, respectively.

Note 14. Equity.

Cumulative Convertible Preferred Stock.

On March 31, 1995, the Company financed the exchange of 1,000,000 preferred stock and the associated warrants to purchase 3,500,000 shares of common stock. The financial consideration given was $10,000,000 cash and 2,222,222 shares of Triad common stock.

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

Note 15. Restructuring Charge.

In the third quarter of 1996, the Company recorded a $9,000,000 restructuring charge related to an Automotive product issue and realignment of the Automotive Aftermarket operations. This charge includes a $7,500,000 write off of previously capitalized costs for the Triad Prism system software, along with $1,000,000 in reserves for related product issues. Also included is $500,000 in costs associated with the realignment of aftermarket sales and support personnel to address increasing consolidation of the Automotive Aftermarket. The Company believes that this event will not adversely affect its future liquidity or working capital.

Note 16. Other Income.

Other income is comprised of a sale of marketable securities, $1,779,000, net land sales totaling $1,194,000, and other expenses of $47,000.

Note 17. Extraordinary Charges.

Extraordinary charges resulted from the retirement of debt in 1996, 1995 and 1994. The early retirement of the senior fixed rate notes in 1996, 1995 and 1994 generated extraordinary charges of $377,000 ($.02 per share), $153,000 ($.01 per share) and $143,000 ($.01 per share) that included premiums of $379,000, $198,000 and $196,000, unamortized debt costs of $229,000, $49,000 and $35,000 less taxes of $231,000, $94,000 and $88,000, respectively. In addition, in 1995, the refinancing of floating rate notes resulted in an extraordinary charge of $243,000 ($.02 per share), that included unamortized debt costs of $392,000 less taxes of $149,000.

Note 18. Employee Stock Plans.

Stock Options.

The Company has reserved shares of common stock for issuance under its employee and outside director stock option plans for nonqualified or incentive stock options. The option price may not be less than the fair market value at the date of grant. Options typically vest ratably over five years and expire ten years from the date of grant.

Stock Option Activity

(Amount in
thousands                          Option
except per                          Price                Exercisable Available
share data)              Shares   Per Share       Amount   Options   for Grant
------------------------------------------------------------------------------
Options outstanding at
 September 30, 1993       4,470  $1.47 to $6.25  $11,065   4,138         501
  Granted                   337   4.62 to  5.50    1,757
  Exercised              (1,136)  1.47 to  4.12   (2,200)
  Cancelled                 (15)  3.12 to  4.12      (61)
------------------------------------------------------------------------------

Options outstanding at
 September 30, 1994       3,656   1.50 to  6.25   10,561   3,210         194
  Granted                   177   5.00 to  6.63      934
  Exercised              (1,702)  1.50 to  5.50   (3,534)
------------------------------------------------------------------------------

Options outstanding at
 September 30, 1995       2,131   1.78 to  6.63    7,961   1,645          17
  Granted                    31   5.00 to  6.38      189
  Exercised                (277)  1.90 to  5.50     (886)
  Cancelled                 (47)  3.81 to  5.50     (238)
------------------------------------------------------------------------------

Options outstanding at
 September 30, 1996       1,838  $1.78 to $6.63   $7,026   1,491         383
------------------------------------------------------------------------------

Stock Purchase Plan.

The Company has an Employee Stock Purchase Plan under which shares of common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares of the Company are eligible to participate through payroll deductions in amounts relating to their basic compensation. At the end of an offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period, to a maximum of 500 shares per participant. The Company has reserved 1,150,000 shares of common stock and at September 30, 1996, 860,000 shares have been issued and 290,000 shares are available for issuance.

Note 19. Commitments and Contingencies.

The Company rents office facilities and certain office equipment under noncancellable operating lease agreements for periods of up to five years. Certain lease agreements contain renewal options and provisions for maintenance, taxes or insurance. Minimum future lease payments for each year 1997 through 2001 are $1,922,000, $1,499,000, $594,000 $232,000 and $169,000
respectively. Rental expense under operating lease was $2,773,000 in 1996, $3,445,000 in 1995 and $3,007,000 in 1994.

The Company is involved in litigation arising in the ordinary course of business and has been named as defendants in legal proceeding wherein substantial damages are claimed. Such proceedings are not uncommon in the Company's business and historically, the Company has been successful in defending such actions or have settled them within insured limits. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's result of operations or financial position.

The Board of Directors determined that in the event of a change of control of the Company, employees, including executive officers, would be entitled to certain severance benefits in the event their employment is terminated. The maximum benefits provide for a year's salary plus bonus. In the event of a sale or exchange of more than fifty percent of the stock of the Company to an outside entity, all options shall become fully exercisable and fully vested.

Note 20. Income Taxes.

Provision for Income Taxes.

(Amounts in thousands)                  1996            1995            1994
-----------------------------------------------------------------------------
Current
 Federal                             $    37         $ 1,433         $   545
 State                                   387             523             503
 Foreign                                 136             367              30
-----------------------------------------------------------------------------
 Current provision                       560           2,323           1,078

Deferred
 Federal                                 104           3,628           2,481
 State                                    49            (904)            983
 Foreign                                  12            (125)           (107)
-----------------------------------------------------------------------------
 Deferred provision                      165           2,599           3,357
-----------------------------------------------------------------------------
 Provision for income taxes          $   725         $ 4,922         $ 4,435
=============================================================================

In 1996, 1995 and 1994, taxes of $ 956,000, $5,165,000 and $4,523,000, respectively, were provided on income from continuing operations. Respective tax benefits of $ 231,000, $243,000 and $88,000, related to extraordinary charges on the repurchases of debt are included in the 1996, 1995 and 1994 total provision for income taxes.

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

					1996            1995            1994
-----------------------------------------------------------------------------
U.S. statutory income tax rate         35.0%           35.0%           35.0%
State taxes, net of Federal
 income tax benefit                    14.9            (1.8)            8.1
Foreign income taxes                    5.6             3.8              -
Favorable tax settlements on
 prior years                          (30.2)             -               -
Permanent differences,
 primarily goodwill                    12.7              -               -
Income tax credits                       -             (1.0)           (1.3)
Other                                    -              2.0            (3.8)
-----------------------------------------------------------------------------
Effective tax rate                     38.0%           38.0%           38.0%
=============================================================================

Deferred Tax Assets and Liabilities.

(Amounts in thousands)                          1996            1995
---------------------------------------------------------------------
Deferred Tax Assets
 Current gross deferred tax assets
  Inventory and sales return reserves        $ 3,246         $ 2,771
  Accrued compensation                           777             700
  Other                                        1,374           1,036
---------------------------------------------------------------------
 Current gross deferred tax assets             5,397           4,507
---------------------------------------------------------------------
 Noncurrent gross deferred tax assets
  Federal Tax credit                           5,108           5,368
  Depreciation                                 1,123           1,612
  Other                                        1,134           1,424
---------------------------------------------------------------------
 Noncurrent gross deferred tax assets          7,365           8,404
---------------------------------------------------------------------
Gross deferred tax assets                     12,762          12,911
 Less valuation allowance                          -               -
---------------------------------------------------------------------
Deferred tax assets                           12,762          12,911
---------------------------------------------------------------------
Deferred Tax Liabilities
 Current gross deferred tax liabilities
  Direct financing leases                      7,694           7,595
  Other                                          390             250
---------------------------------------------------------------------
 Current gross deferred tax liabilities        8,084           7,845
---------------------------------------------------------------------

 Noncurrent gross deferred tax liabilities
  Direct financing leases                     34,011          34,029
  Other                                        1,024             551
---------------------------------------------------------------------
 Noncurrent gross deferred tax liabilities    35,035          34,580
---------------------------------------------------------------------
Gross deferred tax liabilities                43,119          42,425
---------------------------------------------------------------------
Net deferred tax liabilities                 $30,357         $29,514
=====================================================================

At September 30, 1996, the Company had business tax credit carryforwards of $1,180,000, which may be used to reduce future Federal income taxes, if any. The business tax credit carryforwards expire from 1999 through 2010. Also available to the Company to reduce future regular federal income taxes are alternative minimum tax credits of approximately $3,927,000 with no statutory expiration period.

Substantially all of the Company's operating income was generated from domestic operations during 1996, 1995 and 1994. The Company has not provided for United States income taxes on the earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States. The cumulative earnings of the foreign subsidiaries that are considered permanently invested outside the United States amounted to $2,396,000 at September 30, 1996.

Note 21. Segment Information.

The Company operates in one industry segment; it produces and markets proprietary databases and software products, and designs, develops, assembles, markets, services and leases computer systems. The Company markets its products in the United States, Puerto Rico, the United Kingdom, France, Canada and Ireland and has no customer which accounts for 10% or more of its revenue. Revenue, operating income and assets outside the United States were not material to the consolidated financial statements of the Company.

Note 22. Selected Quarterly Financial Data (Unaudited).

(Amounts in thousands                    1996 Fiscal Quarter Ended
except per share data)     Dec. 31      March 31      June 30      Sept. 30
----------------------------------------------------------------------------
Revenues                   $40,850       $42,434      $42,318       $50,074
Gross margin                19,417        19,655       19,717        23,079
Operating income             3,982         3,365       (5,805)        3,991
Income before
 extraordinary charge        1,486         2,190       (4,411)        2,294
Extraordinary charge,
 net of taxes                    -             -            -           377
Net income                   1,486         2,190       (4,411)        1,917
Earnings per share
 Primary
  Income before
  extraordinary charge     $   .09       $   .13      $  (.25)      $   .13
  Net income                   .09           .13         (.25)          .11
 Fully diluted
  Income before
  extraordinary charge     $   .09       $   .13      $  (.25)      $   .13
  Net income                   .09           .13         (.25)          .11
----------------------------------------------------------------------------
					 1995 Fiscal Quarter Ended
			   Dec. 31      March 31      June 30      Sept. 30
----------------------------------------------------------------------------
Revenues                   $41,969       $44,118      $41,183       $47,807
Gross margin                20,643        22,013       20,135        23,777
Operating income             4,287         5,379        4,409         6,457
Net income                   1,430         2,291        1,594         2,715
Earnings per common and
 common equivalent share   $   .08       $   .13      $   .09       $   .15
----------------------------------------------------------------------------

Note 23. Recent Accounting Pronouncements.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe the adoption of SFAS No. 121, which is required in fiscal 1997, will have a material impact on the Company's financial condition or operating results.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures on a pro forma net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal year 1997, and upon adoption, will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

During June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard, which establishes consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is reviewing the requirements of this pronouncement and its effect on lease discounting including any administrative organizational changes to insure continued sales accounting treatment for these transactions. SFAS No. 125 will become effective for transactions that the Company enters into after December 31, 1996.

Note 24. Subsequent Event.

On October 17, 1996, the Company signed a definitive merger agreement with Cooperative Computing, Inc. ("CCI"), a Texas corporation, under which CCI Acquisition Corp. ("CAC"), a Delaware corporation jointly owned by CCI and Hicks, Muse, Tate & Furst Incorporated, a private investment firm located in Dallas, Texas, would acquire the Company. Pursuant to the terms of the merger agreement, CAC commenced a cash tender offer for all outstanding shares of the Company at a price of $9.25 per share on October 23, 1996. The tender offer, which was to have expired at 12:00 Midnight, New York City time, November 20, 1996, has been extended until 12:00 midnight, New York City time, on Friday, January 3, 1997. When the tender offer is completed, it will be followed by a merger transaction, in which any shares of the Company's common stock that remain outstanding after the tender offer will be exchanged for cash at the same price as the tender offer price. The tender offer is not expected to be completed until the Federal Trade Commission completes its currently pending review of the transaction and certain other conditions to closing are satisfied.

In addition to the cash consideration to be received by the Company's shareholders pursuant to the tender offer or the merger transaction, the merger agreement provides that the Company's shareholders of record immediately prior to the consummation of the tender offer will receive a dividend consisting of their pro rata share of the equity of a newly formed company whose assets will consist of all the Company's owned real property located in Livermore, California, including its corporate headquarters buildings and land held for sale in the Triad Park development in Livermore. The spun-off real estate entity, which the Company expects to be a public company, will assume all the indebtedness currently secured by the spun-off real estate and will lease the corporate headquarters buildings to the Company's post merger successor. Over time, the real estate entity is expected to liquidate its real estate portfolio, with proceeds used to pay expenses (including taxes), repay secured debt and distribute any remaining proceeds to its equity holders. The Company's ability to market this property is dependent upon interest rates, general economic and market conditions, the prospective purchaser's ability to develop the property and the purchaser's ability to obtain a variety of governmental approvals, none of which is assured and all of which are subject to objections from the public.

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

October 23, 1996
Livermore, California


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Systems Corporation and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



San Jose, California                            Coopers & Lybrand L.L.P.
						October 23, 1996



Item 9. Disagreements on Accounting and Financial Disclosure

     Not applicable.

				 PART III

Item 10.  Directors and Executive Officers of the Registrant

     There is incorporated herein by reference the information under the caption "Right to Designate Directors: Parent's Designees," "Directors of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Information Statement filed with the Securities and Exchange Commission on November 8, 1996 pursuant to Regulation 14(f) of the
Securities Exchange Act of 1934 and Rule 14f-1 thereunder ("Information Statement"). Information with respect to executive officers may be found on pages 12 to 13, under the caption "Executive Officers of the Registrant" in this Form 10-K.

Item 11.  Executive Compensation

     There is incorporated by reference the information under the captions "Executive Compensation and Other Matters," "Compensation Committee Report on Executive Compensation," "Comparison of Stockholder Return,"
"Compensation of Directors," "Termination and Change-of-Control
Arrangements" and "Compensation Committee Interlocks and Insider
Participation" set forth in the Information Statement referred to above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference the information under the caption of "Stock Ownership Of Certain Beneficial Owners And Management" set forth in the Information Statement referred to above.

Item 13.  Certain Relationships and Related Transactions

     There is incorporated by reference the information under the caption "Executive Compensation And Other Matters" set forth in the Information Statement referred to above.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8, Nos. 333-06247 (filed June 18, 1996), 33-52101 (filed January 31, 1994), 33-60320 (filed March 30, 1993), 33-40945
(filed May 30, 1991), 33-40875 (filed May 29, 1991), 33-38540 (filed
January 7, 1991), 2-88436 (filed December 15, 1983), 33-2427 (filed
November 24, 1985), 33-15219 (filed June 19, 1987), 33-20239 (filed
February 22, 1988), 33-33553 (filed February 21, 1990) and 33-33554 (filed
February 21, 1990).

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


				  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Schedules and Exhibits

(1)  Consolidated Financial Statements

     The following consolidated financial statements of Triad Systems Corporation and subsidiaries (including Triad Financial), and related notes, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, are included in Item 8 and are incorporated herein by reference:

	Financial Statements and Supplementary Data

	Consolidated Balance Sheet

	Consolidated Statements of Cash Flows

	Consolidated Statements of Stockholders' Equity

	Notes to Consolidated Financial Statements

	Corporate Responsibility Statement

	Report of Independent Accountants

							Page Number
							-----------
(2)  Consolidated Financial Statement Schedule in
     Form 10K Report
	II  Valuation and Qualifying Accounts               43

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

(3)  Exhibits

     See Index to Exhibits, pages 44 to 46.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.


				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					TRIAD SYSTEMS CORPORATION

December 19, 1996                       By: /s/ JAMES R. PORTER
-----------------                           --------------------
Date                                            James R. Porter
						President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                   Date
---------                       ------                  ----
/s/ JAMES R. PORTER             President               December 19, 1996
(James R. Porter)               (Principal Executive
				 Officer)


/s/ STANLEY F. MARQUIS          Vice President          December 19, 1996
(Stanley F. Marquis)            (Principal Financial
				 Officer)

/s/ BRUCE M. BLANCO             Corporate Controller    December 19, 1996
(Bruce M. Blanco)               (Principal Accounting
				 Officer)

/s/ WILLIAM W. STEVENS          Chairman of the Board   December 19, 1996
(William W. Stevens)

/s/ HENRY M. GAY                Director                December 19, 1996
(Henry M. Gay)

/s/ GEORGE O. HARMON            Director                December 19, 1996
(George O. Harmon)

/s/ RICHARD C. BLUM             Director                December 19, 1996
(Richard C. Blum)


		TRIAD SYSTEMS CORPORATION AND SUBSIDIARIES
				  SCHEDULE II
		      VALUATION AND QUALIFYING ACCOUNTS

 (Dollars in thousands)
===========================================================================
	  COL A          COL B        COL C        COL D         COL E
---------------------------------------------------------------------------

				      Additions
			 Balance at   Charged to                 Balance at
			 Beginning    Costs and                  End of
Description              of Period    Expenses     Deductions    Period
---------------------------------------------------------------------------
Year ended
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
			   ====          ====           ====          ====

Year ended
 September 30, 1996:

Allowance for
 doubtful accounts and
 system returns          $2,249       $10,456 (C)    $10,503 (A)    $2,202
			 ======       =======        =======        ======
Product warranty
 costs (B)                 $199          $710           $714          $195
			   ====          ====           ====          ====
Inventory valuation        $559          $236             $4          $791
			   ====          ====             ==          ====

----------------------

(A) Balances written off during the year and transfer of reserves to other liabilities to provide for recourse on discounted leases.

(B) The estimated cost of warranty repairs is added to the reserve at the time the products are sold and actual costs deducted as incurred.

(C) Includes $70,000 balance transferred from the acquisition of Computer Systems Dynamics, Inc. and $146,839 receivables allowance transferred due to the acquisition of certain assets of Pace Automotive Systems, Ltd.



			EXHIBIT INDEX FOR THE FISCAL YEAR
			     ENDED SEPTEMBER 30, 1996

								   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
-------                                                            ------------

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

   4.7  First Supplemental Indenture between Triad Systems
	Corporation and BankAmerica National Trust Company dated
	March 31,1995, incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K filed
	May 11, 1995.

   4.8  First Supplemental Indenture between Triad Systems
	Corporation and Chase Manhattan Bank N.A. dated
	March 31,1995, incorporated by reference from Exhibit 5 to the Company's Current Report on Form 8-K filed
	May 11, 1995.

   4.9  Triad Systems Corporation Amended Senior Floating Rate
	Note Due 1997 dated March 31,1995, incorporated by reference from Exhibit 7 to the Company's Current Report on Form 8-K filed May 11,1995.

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

  10.19 Warehousing Credit Agreement between Triad Systems Financial Corporation and the First National Bank of Boston dated August 29, 1995, incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

  10.20 Amendment No. Four to Revolving Credit Loan Agreement and Consent (to Exchange Agreement) between Triad Systems Corporation, Triad Systems Financial Corporation and Comerica Bank-California dated May 23, 1996, incorporated by reference from Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.

  10.21 Amendment No. Five to Revolving Credit Loan Agreement and Consent (to Exchange Agreement) between Triad Systems Corporation, Triad Systems Financial Corporation and Comerica Bank-California dated June 28, 1996, incorporated by reference from Exhibit 10.21 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.

* 10.22 Triad Systems Corporation Amendment to the Amended and
	Restated 1982 Stock Option Plan dated February 8, 1996, incorporated by reference from Exhibit 10.22 to the Company's Form 10-Q for the fiscal quarter ended
	June 30, 1996.

* 10.23 Triad Systems Corporation Amended and Restated Outside Directors Stock Option Plan dated April 30, 1996, incorporated by reference from Exhibit 10.23 to the Company's Form 10-Q for the fiscal quarter ended
	June 30, 1996.

  10.24 Agreement and Plan of Merger among Cooperative Computing
	Incorporated, CCI Acquisition Corporation and Triad
	Systems Corporation dated October 17, 1996, incorporated by reference from Exhibit 5 to the Company's
	Schedule 14D-9 filed October 23, 1996.

  11.1  Computation of Earnings per share.

  12.1 Statement regarding computation of ratio of earnings to fixed charges, incorporated by reference from
	Exhibit 12.1 to the 1992 Form S-4 Registration Statement.

  20.1  Information Statement Pursuant to Section 14(f) of the
	Securities Exchange Act of 1934 and Rule 14f-1 dated
	November 13, 1996.

  20.2  Amendment to the Information Statement dated
	November 15, 1996.

  21.1  Subsidiaries.

  23.1  Consent of Independent Accountants.

  27 Financial Data Schedule, filed by electronic submission only.

------------------------
*    Compensatory or employment agreement.


							       Exhibit 11.1
			TRIAD SYSTEMS CORPORATION
		      COMPUTATION OF EARNINGS PER SHARE
		  For The Three Years Ended September 30,


					1994            1995            1996
				       ------          ------          ------
(Amounts in thousands except
per share data)


Calculation of number of shares
 entering into computations

  Weighted average shares
   outstanding                        12,995          17,159          17,570

  Assumed conversion of preferred
   stock and exercise of warrants      3,137               -               -
				      ------          ------          ------
				      16,132          17,159          17,570

  Net effect of dilutive stock
   options and warrants based on
   the average stock price             1,286             615               -
				      ------          ------          ------
Average primary shares outstanding    17,418          17,774          17,570

  Net effect of dilutive stock
   options and warrants based
   on the ending stock price               3             199               -
				      ------          ------          ------
Average fully diluted shares
 outstanding                          17,421          17,973          17,570
				      ======          ======          ======

Income before extraordinary charge    $7,379          $8,426          $1,559

  Net interest costs associated
   with assumed retirement of debt        63               -               -

  Preferred stock conversion
   dividend                                -             151               -
				      ------          ------          ------
Adjusted income before
 extraordinary charge                  7,442           8,577           1,559

  Extraordinary charge                   143             396             377
				      ------          ------          ------
Adjusted net income                   $7,299          $8,181          $1,182
				      ======          ======          ======
Earnings per share
 Primary
  Income before extraordinary
   charge                              $ .43           $ .48             .09
  Net income                             .42             .46             .07

 Fully diluted
  Income before extraordinary
   charge                              $ .43           $ .48             .09
  Net income                             .42             .45             .07



								Exhibit 21.1
			TRIAD SYSTEMS CORPORATION
				SUBSIDIARIES



						State or Other
						Jurisdiction of
						Incorporation or
Name                                            Organization
----                                            ----------------

Triad Systems Financial Corporation             California

Tridex Systems Limited                          United Kingdom

Tridex Leasing Limited                          United Kingdom

Triad Systems Ireland Limited                   Ireland

Triad Systems Canada Limited                    Canada

Triad Systems France, S.A.R.L.                  France

3055 Triad Drive Corporation                    California




								Exhibit 23.1

		   CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Triad Systems Corporation and subsidiaries on Form S-8 (File Nos. 333-06247, 33-52101, 33-60320, 33-40945, 33-40875, 33-38540, 33-33554,
33-33553, 33-20239, 33-15219, 33-2427 and 2-88436) of our report dated
October 23, 1996, on our audits of the consolidated financial statements and financial statement schedule of Triad Systems Corporation and subsidiaries as of September 30, 1995 and 1996, and for the years ended September 30, 1996, 1995 and 1994, which report is included in the Annual Report on Form 10-K.

						COOPERS & LYBRAND L.L.P.

San Jose, California
December 19, 1996




Triad and the stylized logo, LaserCat(R), ServiceCat(R), LaserGuide(R), MarketPACE(R), TelePart(R), Telepricing(R), Triad Prism(R) and
Triad ServiceWriter(R) are registered trademarks of Triad Systems Corporation.

LaserStation(TM), Electronic Catalog(TM), LaborGuide(TM),
Competitive Analysis(TM), AdviceLine(TM), Vista(TM),

Eagle(TM), Eagle LS(TM), Pace Business Manager(TM), Triad Ultimate(TM), Triad Eclipse(TM) and Quick Assist(SM) are trademarks or service marks of Triad Systems Corporation.

Interactive(TM) is a trademark of Sun Microsystems, Inc.

Pentium(TM) and Pentium Pro(TM) are trademarks of Intel Corporation.

The Paperless Warehouse(R) is a registered trademark of Management Technology International, Inc.

True Value(R) is a registered trademark of Cotter & Company.