Form 10-Q
period 1996-12-31
TRIAD SYSTEMS CORP
filed 1997-02-13
CIK 313867

CIK: 0000313867



			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.   20549

				   Form 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

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



As of December 31, 1996, the registrant had outstanding 17,845,000 shares of common stock with $.001 par value.


			Triad Systems Corporation
			QUARTERLY REPORT FORM 10-Q
				Index


									Page
									----
Part I.  Financial Information


Item I.  Financial Statements


  Consolidated Balance Sheets at December 31, 1996 and
   September 30, 1996                                                     1

  Consolidated Statements of Income for the Three Month
   Periods Ended December 31, 1996 and 1995                               2

  Consolidated Statements of Cash Flows for the Three Month
   Periods Ended December 31, 1996 and 1995                               3

  Notes to Consolidated Financial Statements                             4-5



Item 2.  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations                            6-9


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                               10-12


Signatures                                                               13


Exhibit 11.1  Computation of Earnings Per Share                          14


Exhibit 27  Financial Data Schedule                                      15



			  PART I FINANCIAL INFORMATION

			  Triad Systems Corporation
			 CONSOLIDATED BALANCE SHEETS

						December 31,    September 30,
(Amounts in thousands except share data)           1996             1996
						(Unaudited)
-----------------------------------------------------------------------------
Assets
Current assets
   Cash and equivalents                          $  4,282         $  7,652
   Trade accounts receivable                       16,314           17,746
   Investment in leases                             1,716            1,635
   Inventories                                      7,332            5,799
   Prepaid expenses and other current assets        9,040            8,551
-----------------------------------------------------------------------------
      Current assets                               38,684           41,383
Service parts                                       3,360            3,273
Property, plant and equipment                      22,361           26,887
Long-term investment in leases                     14,138           14,380
Land for resale                                    27,151           22,850
Capitalized software and intangible assets         21,830           21,312
Other assets                                        9,776            9,668
-----------------------------------------------------------------------------
      Assets                                     $137,300         $139,753
=============================================================================
Liabilities
Current liabilities
   Notes payable and current portion of
    long-term debt                                $36,081          $25,990
   Accounts payable                                 9,881           10,590
   Accrued employee compensation                    7,350            8,275
   Deferred income taxes                            2,853            2,701
   Other current liabilities and
    accrued expenses                                9,956           10,968
-----------------------------------------------------------------------------
      Current liabilities                          66,121           58,524

Long-term debt                                     19,059           29,923
Deferred income taxes                              28,305           27,656
Other liabilities                                   5,811            6,863
-----------------------------------------------------------------------------
      Liabilities                                 119,296          122,966
-----------------------------------------------------------------------------

Stockholders' equity
  Common stock
    $.001 par value; authorized 50,000,000
    shares; issued 18,490,000 shares at
    December 31, 1996 and 18,394,000 shares at
    September 30, 1995                                 18               18
  Treasury stock
    645,000 shares at December 31, 1996 and
    September 30, 1996                             (3,478)          (3,478)
  Capital in excess of par value                   30,269           29,954
  Accumulated deficit                              (8,805)          (9,707)
-----------------------------------------------------------------------------
    Stockholders' equity                           18,004           16,787
-----------------------------------------------------------------------------
    Liabilities and stockholders' equity         $137,300         $139,753
=============================================================================

The accompanying notes are an integral part of these financial statements.


			   Triad Systems Corporation
		      CONSOLIDATED STATEMENTS OF INCOME
	       For the Three Month Periods Ended December 31
				(Unaudited)


(Amounts in thousands except per share data)            1996            1995
-----------------------------------------------------------------------------
Revenues
  Automotive                                         $22,998         $23,810
  Hardlines & lumber                                  18,045          15,681
  Other                                                  630           1,359
-----------------------------------------------------------------------------
     Total revenues                                   41,673          40,850
-----------------------------------------------------------------------------

  Cost of sales                                       22,765          21,433
-----------------------------------------------------------------------------
     Gross margin                                     18,908          19,417
-----------------------------------------------------------------------------

  Marketing                                           11,223          11,181
  Product development                                  2,358           1,914
  General & administrative and other expenses          2,709           2,340
-----------------------------------------------------------------------------
Operating income                                       2,618           3,982
-----------------------------------------------------------------------------
  Interest and other expenses                          1,260           1,586
-----------------------------------------------------------------------------
Income before provision for income taxes               1,358           2,396
  Provision for income taxes                             516             910
-----------------------------------------------------------------------------
Net income                                           $   842         $ 1,486
=============================================================================
Earnings per share
  Primary
    Net income                                       $  0.05         $  0.09
    Weighted average shares                           18,402          17,380
  Fully diluted
    Net income                                       $  0.05         $  0.09
    Weighted average shares                           18,450          17,380
=============================================================================

The accompanying notes are an integral part of these financial statements.


			   Triad Systems Corporation
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
	       For the Three Month Periods Ended December 31
				 (Unaudited)

(Amounts in thousands)                                  1996            1995
-----------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                         $   842         $ 1,486
  Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                      2,332           1,874
    Receivable and inventory loss provisions           2,234           2,223
    Gains from lease discounting                      (1,311)         (1,927)
    Gain on sale of land                                (124)              -
    Other                                               (920)         (1,244)
    Changes in assets and liabilities
      Trade accounts receivable                          579          (1,847)
      Investment in leases                              (485)          4,668
      Inventories                                     (1,616)         (1,483)
      Deferred income taxes                              801             676
      Prepaid expenses and other current assets         (488)         (1,023)
      Accounts payable                                  (709)            890
      Accrued employee compensation                     (925)           (823)
      Other current liabilities and accrued
       expenses                                       (1,012)           (186)
-----------------------------------------------------------------------------
	   Net cash provided by (used in)
	    operating activities                        (802)          3,284
-----------------------------------------------------------------------------
Cash flows from investing activities
  Capitalized software and databases                  (1,275)         (1,957)
  Proceeds from the sale of land                         576               -
  Investment in property, plant and equipment           (668)           (600)
  Investment in service parts                           (380)           (485)
  Other                                                 (543)           (354)
-----------------------------------------------------------------------------
	   Net cash used in investing activities      (2,290)         (3,396)
-----------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of debt                                     6,299          14,340
  Repayment of debt                                   (6,892)        (15,122)
  Proceeds from sale of common stock                     315             116
-----------------------------------------------------------------------------
	   Net cash used in financing activities        (278)           (666)
-----------------------------------------------------------------------------
Net decrease in cash and equivalents                  (3,370)           (778)
Beginning cash and equivalents                         7,652           7,263
-----------------------------------------------------------------------------
Ending cash and equivalents                          $ 4,282         $ 6,485
=============================================================================
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                         $ 1,398         $   675
    Income taxes                                          57             282
=============================================================================

The accompanying notes are an integral part of these financial statements.



			Triad Systems Corporation
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			December 31, 1996 and 1995
				(Unaudited)


1. In the opinion of the Registrant, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. The results of operations for the three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. The balance sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the September 30, 1996 audited financial statements and notes thereto.

2. The consolidated financial statements include the accounts of Triad Systems Corporation and its wholly-owned subsidiaries, including Triad Systems Financial Corporation ("Triad Financial"), after elimination of intercompany accounts and transactions. Financial information relating to the Company's combined leasing operations is presented in Note 7.

3. Trade accounts receivable at December 31,1996 and September 30,1996 include allowances for doubtful accounts of $1,940,000 and $1,980,000, respectively.

4. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be capitalized as equipment or service parts.


(Amounts in thousands)            December 31, 1996       September 30, 1996
-----------------------------------------------------------------------------
Purchased Parts                         $4,209                  $2,233
Work in process                            172                      12
Finished Goods                           2,951                   3,554
-----------------------------------------------------------------------------
Inventories                             $7,332                  $5,799
-----------------------------------------------------------------------------


5. Property, plant and equipment at December 31, 1996 and September 30, 1996 includes accumulated depreciation and amortization of $36,327,000 and $35,198,000, respectively.


6. The Company is involved in an ongoing merger agreement with Cooperative Computing, Inc., a Texas corporation. See the subsequent events section for further discussion.


	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Triad Financial is a wholly-owned subsidiary which purchases Triad systems and other products and leases those products to third parties under full-payout, direct financing leases. Summarized financial information of the Company's combined leasing operations, included in the Consolidated Financial Statements, is as follows:


		    CONDENSED COMBINED BALANCE SHEETS

					       December 31,    September 30,
(Amounts in thousands)                             1996             1996
-----------------------------------------------------------------------------
					       (Unaudited)
Assets

Cash                                              $   314         $    10
Net investment in leases                           15,854          16,015
Residual value retained on leases discounted        6,926           7,012
Receivable from parent company                     55,145          55,243
Other assets                                        4,183           3,880
-----------------------------------------------------------------------------
   Assets                                         $82,422         $82,160
=============================================================================
Liabilities and stockholders' equity

Other liabilities and accrued expenses            $ 7,515         $ 8,687
Deferred income                                     2,497           2,570
Debt                                               10,154          10,059
Stockholders' equity                               62,256          60,844
-----------------------------------------------------------------------------
   Liabilities and stockholders' equity           $82,422         $82,160
=============================================================================


		    CONDENSED COMBINED STATEMENTS OF INCOME
		 For the Three Month Periods Ended December 31
				(Unaudited)



(Amounts in thousands)                             1996            1995
-----------------------------------------------------------------------------

Revenues                                          $ 1,951         $ 2,645

  Selling and administrative expenses                 325             450
  Provision for doubtful accounts                   1,092           1,052
-----------------------------------------------------------------------------

Operating income                                      534           1,143
  Interest expense                                   (191)           (255)
  Intercompany income                               2,016           1,888
-----------------------------------------------------------------------------

Income before income taxes                          2,359           2,776
  Provision for income taxes                          901             937
-----------------------------------------------------------------------------

Net Income                                        $ 1,458         $ 1,839
=============================================================================



			Triad Systems Corporation
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
			  RESULTS OF OPERATIONS
	   First Quarter F/Y 1997 compared to First Quarter F/Y 1996


Results of Operations

Summary

Revenues of $41.7 million for the first quarter of FY 1997 increased 2.0% from $40.9 million in the first quarter of FY 1996. Operating income was $2.6 million, or 6.3% of revenues, compared to $4.0 million, or 9.8% of revenues. Net income was $.8 million for the first quarter of FY 1997 compared to $1.5 million. Earnings per share were 5 cents compared to 9 cents in the same period of 1996.

Automotive Aftermarket Revenues

The Automotive Aftermarket consists of manufacturers, warehouse distributors, parts stores and independent and chain repair outlets. Revenues are primarily derived from the sale and financing of systems and related information and support services. For the first quarter of FY 1997, Automotive Aftermarket revenues declined 3.4% to $23.0 million from $23.8 million.

Systems sales decreased to $5.7 million from $6.1 million, reflecting an earlier consolidation of the Automotive sales force. Automotive Aftermarket revenues appear to be impacted by the pending merger with Cooperative Computing, Inc., as a number of customers in the large account segment of the aftermarket delayed purchasing decisions. (See the subsequent events section for further discussion). Revenues were also affected by a change in service dealer systems strategy to provide our customers with the option of purchasing only the software, excluding hardware, at a lower sales price.
In prior periods, the sales included both hardware and software.

Customer support revenues of $8.5 million were $.3 million below a year ago, reflecting reduced new automotive systems sales and a reduction of the customer base due to continuing consolidation within the aftermarket.

Information Services revenues increased 6.4% to $7.6 million from $7.2 million a year ago, due primarily to a continuing increase in the customer base and continued growth in the international market.

Triad Systems Financial Corporation ("Triad Financial," a wholly-owned subsidiary) revenues related to the Automotive Aftermarket declined 33.7% to $1.1 million in the first quarter of FY 1997 from $1.7 million. In the first quarter of FY 1997, the amount discounted was nearly $3.6 million less than a year ago, which caused a decline in the discounting revenues.

Hardlines & Lumber Market Revenues

The Hardlines & Lumber Market consists of manufacturers, hardware stores, home centers, lumber and building supply outlets and paint and decorating retailers. Revenues increased 15.1% to $18.0 million from $15.7 million in the first quarter of FY 1996.

Systems revenues decreased 3.1% to $7.9 million from $8.1 million over the prior year. Sales of new systems were down from the prior year due primarily to rebuilding of sales prospects following the record fourth quarter of FY 1996 and management realignment in the first quarter of FY 1997 due to the integration of Computer System Dynamics, Inc. ("CSD"). Additionally, the market may have experienced some delays due in part to a first quarter announcement of a proposed merger of two of the cooperative wholesalers in the Hardlines market.

Customer support revenues increased $2.4 million or 40% to $8.5 million in the first quarter of this year. This increase can be attributed to a higher support base in the Company's traditional customer base as well as the acquisition of CSD at the end of the third quarter of FY 1996.

Information services revenues increased $.3 million to $.8 million in the first quarter of FY 1997 compared to $.5 million a year ago. Triad's Vista point of sale (POS) services continue to contribute to this growth as its base of clients expands.

Triad Systems Financial Corporation revenues declined from $1.0 million to $.8 million in the first quarter of this year, due primarily to a decline in the leases discounted.

Cost of Systems and Services

Gross margins for the Automotive Aftermarket of 46.3% reflected a slight decline of .8% from the first quarter of FY 1996. This slight decline was primarily due to an increase in installation costs in customer support and increase in catalog expense in information services due to lower capitalization. Gross margins for the Hardlines and Lumber Market dropped to 45.3% in the first quarter of FY 1997 compared to 51.7% in FY 1996. This decline reflects an increase in lower margin sales to existing customers as compared to new account activity which has higher margins. Additionally, there have been investments in the customer services area to sustain a growing customer base as well as costs related to the acquisition of CSD. The gross margin decline was partially offset by improved information services margins.

Consolidated Expenses and Other Income

Marketing expense of $11.2 million remained fairly consistent with the first quarter of FY 1996 in dollar amount and as a percentage of revenue.

Product development expenses after capitalization of software development increased $.4 million to $2.4 million in the first quarter of FY 1997. As a percentage of revenue, product development expense increased only 1% from the first quarter of the prior year.

General, administrative and other operating expenses were $2.7 million for the period, an increase of 15.8%. In the first quarter of FY 1996, the Company benefited from a reduction in accruals needed for future tax liabilities. In addition, higher expenses from the newly acquired CSD increased the costs when compared to a year ago.

Interest and other expenses decreased by $.3 million to $1.2 million for the period. This reduction is primarily attributed to lower cost debt, which was partially offset by the sale of 4.1 acres to a company which plans to begin construction of a hotel on the property later this year.

Subsequent Event

On October 17, 1996, the Company signed a definitive merger agreement with Cooperative Computing, Inc. ("CCI"), a Texas corporation, under which CCI Acquisition Corporation, ("CAC"), a Delaware corporation jointly owned by CCI and Hicks, Muse, Tate & Furst Incorporated, a private investment firm located in Dallas, Texas, would acquire the Company. Pursuant to the terms of the merger agreement, CAC commenced a cash tender offer for all outstanding shares of the Company at a price of $9.25 per share on October 23, 1996. The tender offer, which was to have expired at 12:00 Midnight, Eastern Standard time, November 20, 1996, has been extended several times and most recently until 10:00 A.M., Eastern Standard time, on Friday, February 19, 1997. Upon completion, the tender offer period is to be followed by a merger, in which any shares of the Company's common stock that remain outstanding after the tender offer will be exchanged for cash under the same terms as the tender offer. Extension of the tender offer was made to provide additional time for the Federal Trade Commission to complete its review of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act.

In addition to the cash consideration to be received by the Company's shareholders pursuant to the tender offer or the merger transaction, the merger agreement provides that the Company's shareholders of record immediately prior to the consummation of the tender offer will receive a dividend consisting of their pro rata share of the equity of a newly formed company whose assets will consist of all the Company's owned real property located in Livermore, California. This includes its corporate headquarters buildings and land held for sale in the Triad Park development. The spun-off real estate entity, which the Company expects to be a public company, will assume all the indebtedness currently secured by the spun-off real estate and will lease the corporate headquarters buildings to the Company's post-merger successor. The real estate entity is expected to liquidate its real estate portfolio, with proceeds used to pay expenses (including taxes) and repay secured debt. Remaining proceeds are to be distributed to the equity holders. The Company's ability to market this property is dependent upon interest rates, general economic and market conditions, the prospective purchaser's ability to develop the property and the purchaser's ability to obtain a variety of governmental approvals, none of which is assured and all of which are subject to objections from the public. In anticipation of the pending merger, the Company reclassified $4.9 million to Land for Resale from Property, Plant and Equipment on its balance sheet at December 31, 1996.

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

Liquidity and Capital Resources

Management believes available cash resources, primarily generated from operations, marketable securities, lease discounting and credit lines, will provide adequate funds to finance foreseeable operating needs. The Company maintains $25.8 million in a bank line of credit and there were outstanding borrowings of $15.8 million at December 31, 1996.

The senior fixed rate notes and the line of credit agreements contain restrictive covenants regarding payment of dividends, incurrence of additional debt and maintenance of consolidated tangible net worth and certain financial ratios. In the event the Company is unable to meet these covenants, accelerated repayments could be required. At December 31, 1996, the Company received a waiver on the credit line covenants because of its failure to meet the equity requirements and the current and quick ratios. Due to the pending merger, the Company has been unable to renegotiate the line of credit with the bank. The bank may be a participant in the funding for the merger and as a result, a waiver was granted. Management anticipates that if the merger is not successful, it will be able to renegotiate the line of credit documents so that it meets the covenant requirements.

Triad Financial financed $6.1 million in Triad equipment during the first quarter of FY 1997 in addition to $3.2 million in non-Triad equipment through client lease programs. Triad Financial received $12.8 million of proceeds from discounting leases during the first quarter compared to $18.6 million during the same period in 1996.

Limited and full-recourse discounting agreements are maintained with banks and lending institutions. Discounting agreements contain certain restrictive covenants that allow Triad Financial to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the Company's lease portfolio and prohibit further discounting under the available credit facilities. Management believes that it will maintain compliance with such covenants in the foreseeable future. Under the discounting agreements, Triad Financial is contingently liable for losses in the event of lessee nonpayment. The agreements provide for limited recourse of up to 15% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific leases. At
December 31, 1996, the portfolio available for discounting was $15.8 million and commitments for $46.1 million in discounting lines were available.

Capital equipment expenditures, excluding capitalized leases, were $.7 million during the first quarter of FY 1997, an increase of $.1 million over the prior year.

During fiscal 1994, the Company established a Stock Ownership By Management policy to further align the executive officers' interests with those of the Corporation's shareholders. The stock ownership equivalent is based upon 1993 compensation, ranging from 100% of base compensation to 200% of total compensation, depending upon the position held within the Company. Each officer must meet their respective stock ownership level within a three to five year period. All six of the current executive officers required to meet the stock ownership target by October 1, 1996.

During June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard establishes consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is reviewing the requirements of the pronouncement and its effect on lease discounting including any administrative organizational changes to insure continued sales accounting treatment for these transactions. SFAS No. 125 will become effective for transactions that the Company enters in the second quarter of FY 1997.


			  PART II OTHER INFORMATION

Item 1-5  Not applicable

Item 6  No reports on Form 8-K were filed during the quarter ended December 31, 1996.
								 Sequentially
Exhibit                                                            numbered
Number                                                               pages
-------                                                           -----------

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

  10.20 Amendment No. Four to Revolving Credit Loan Agreement and
	Consent (to Exchange Agreement) between Triad Systems
	Corporation, Triad Financial Corporation and Comerica
	Bank-California dated May 23, 1996, incorporated by reference from Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.

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

  10.24 Agreement and Plan of Merger among Cooperative Computing,
	Inc., CCI Acquisition Corporation and Triad Systems
	Corporation dated October 17, 1996, incorporated by reference from Exhibit 5 to the Company's Schedule 14D-9 filed
	October 23, 1996.

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





					Triad Systems Corporation
					-------------------------
						(Registrant)




Date:   February 12, 1997                /s/STANLEY F.MARQUIS
	------------------               ---------------------
					    Stanley F. Marquis
					 Vice President, Finance
				      (Principal Financial Officer)